Form 10-Q
period 2001-08-31
EMMIS OPERATING CO
filed 2001-10-15
CIK 1141732

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549

                                                         FORM 10-Q

                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934

                                      For the quarterly period ended August 31, 2001

            EMMIS COMMUNICATIONS CORPORATION                                    EMMIS OPERATING COMPANY
     (Exact name of registrant as specified in its                  (Exact name of registrant as specified in its
                       charter)                                                       charter)

                        INDIANA                                                        INDIANA
       (State of incorporation or organization)                       (State of incorporation or organization)

                        0-23264                                                     333-62172-13
               (Commission file number)                                       (Commission file number)

                      35-1542018                                                     35-2141064
                   (I.R.S.  Employer                                              (I.R.S.  Employer
                  Identification No.)                                            Identification No.)

                    ONE EMMIS PLAZA                                                ONE EMMIS PLAZA
                  40 MONUMENT CIRCLE                                             40 MONUMENT CIRCLE
                       SUITE 700                                                      SUITE 700
              INDIANAPOLIS, INDIANA 46204                                    INDIANAPOLIS, INDIANA 46204
       (Address of principal executive offices)                       (Address of principal executive offices)

                    (317) 266-0100                                                 (317) 266-0100
           (Registrant's Telephone Number,                                 (Registrant's Telephone Number,
                 Including Area Code)                                           Including Area Code)

                                                      NOT APPLICABLE
                    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No________
   ------------

     The number of shares outstanding of each of Emmis Communications  Corporation's classes of common stock, as of October
1, 2001, was:

                 42,195,438         Shares of Class A Common Stock, $.01 Par Value
                  5,230,396         Shares of Class B Common Stock, $.01 Par Value
                          0         Shares of Class C Common Stock, $.01 Par Value

      Emmis Operating Company has 1,000 shares of common stock outstanding as of October 1, 2001 and all of these shares are owned by Emmis Communications Corporation.

                                                           INDEX

                                                                                                         Page
                                                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................4

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................................................5

       Emmis Communications Corporation and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2000 and 2001..................................................5

           Condensed Consolidated Balance Sheets
                as of February 28, 2001 and August 31, 2001................................................6

           Condensed Consolidated Statements of Cash Flows for the
                six months ended August 31, 2000 and 2001..................................................8

       Emmis Operating Company and Subsidiaries:

           Condensed Consolidated Statements of Operationsfor the three and six months ended August 31, 2000 and 2001.................................................10

           Condensed Consolidated Balance Sheets
                as of February 28, 2001 and August 31, 2001...............................................11

           Condensed Consolidated Statements of Cash Flows for the
                six months ended August 31, 2000 and 2001.................................................13

       Notes to Condensed Consolidated Financial Statements...............................................15

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................32

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk.........................................................................38

PART II  - OTHER INFORMATION

                                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Emmis Communications Corporation and Subsidiaries:

         We have reviewed the accompanying  condensed  consolidated balance sheet of Emmis  Communications  Corporation (an
Indiana  corporation)  and  Subsidiaries  as of August 31,  2001,  and the related  condensed  consolidated  statements  of operations  for the  three-month  and  six-month  periods ended August 31, 2000 and 2001,  and the  condensed  consolidated statements  of cash  flows  for the  six-month  periods  ended  August  31,  2000  and  2001.  We have  also  reviewed  the accompanying  condensed  consolidated  balance sheet of Emmis  Operating  Company (an Indiana  corporation and wholly owned subsidiary  of Emmis  Communications  Corporation)  and  Subsidiaries  as of August 31,  2001,  and the  related  condensed consolidated  statements of operations for the  three-month  and six-month  periods ended August 31, 2000 and 2001, and the condensed  consolidated  statements  of cash  flows for the  six-month  periods  ended  August  31,  2000 and  2001.  These financial statements are the responsibility of the Companies' management.

         We conducted our reviews in accordance with standards  established by the American  Institute of Certified  Public
Accountants.  A review of  interim  financial  information  consists  principally  of  applying  analytical  procedures  to financial data and making  inquiries of persons  responsible  for financial and  accounting  matters.  It is  substantially less in scope than an audit conducted in accordance with auditing  standards  generally  accepted in the United States, the objective of which is the expression of an opinion  regarding the financial  statements taken as a whole.  Accordingly,  we do not express such an opinion.

         Based on our  reviews,  we are not  aware of any  material  modifications  that  should  be made to the  financial statements  referred to above for them to be in conformity  with  accounting  principles  generally  accepted in the United
States.

         We have previously  audited,  in accordance with auditing  standards  generally accepted in the United States, the consolidated  balance sheet of Emmis  Communications  Corporation and Subsidiaries as of February 28, 2001, and the related consolidated  statements  of  operations,  changes  in  shareholders'  equity  and cash  flows for the year then ended (not presented  separately  herein),  and in our report dated March 29,  2001,  we  expressed  an  unqualified  opinion on those financial statements.  In our opinion, the information set forth in the accompanying  condensed  consolidated balance sheet as of February  28, 2001 is fairly  stated in all  material  respects in relation to the  consolidated  balance  sheet from which it has been derived.

                                                                                         ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
September 26, 2001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     -------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                     (Unaudited, in thousands, except per share data)

                                                                       Three Months                    Six Months
                                                                     Ended August 31,               Ended August 31,
                                                                    2000           2001           2000            2001
                                                                -----------     ----------     -----------    -----------

GROSS REVENUES                                                  $   127,697     $  160,785     $   245,944    $   320,940
LESS:  AGENCY COMMISSIONS                                            18,628         18,338          36,356         41,158
                                                                -----------     ----------     -----------    -----------

NET REVENUES                                                        109,069        142,447         209,588        279,782
Operating expenses                                                   61,714         85,315         123,570        174,367
International business
  development expenses                                                  427            273             831            511
Corporate expenses                                                    3,967          4,295           7,687          9,014
Depreciation and amortization                                        14,721         25,086          28,993         49,222
Time brokerage fee                                                    1,114              -           1,114            479
Non-cash compensation                                                 1,903          1,591           3,567          4,331
Restructuring fees and other                                              -            196               -            768
                                                                -----------     ----------     -----------    -----------

OPERATING INCOME                                                     25,223         25,691          43,826         41,090
                                                                -----------     ----------     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (9,180)       (32,497)        (17,592)       (67,149)
  Minority interest (income)                                             69            (35)            593            112
  Loss from unconsolidated affiliates                                  (310)        (1,232)           (310)        (2,096)
  Other income (expense), net                                        14,396            312          14,182          1,624
                                                                -----------     ----------     -----------    -----------
    Total other income (expense)                                      4,975        (33,452)         (3,127)       (67,509)
                                                                -----------     ----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                 30,198         (7,761)         40,699        (26,419)
PROVISION (BENEFIT) FOR INCOME TAXES                                 13,560         (1,691)         18,150         (6,872)
                                                                -----------     ----------     -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              16,638         (6,070)         22,549        (19,547)
EXTRAORDINARY LOSS, NET OF TAX                                            -          1,084               -          1,084
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS)                                                    16,638         (7,154)         22,549        (20,631)
                                                                -----------     ----------     -----------    -----------
PREFERRED STOCK DIVIDENDS                                             2,246          2,246           4,492          4,492
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                                 $    14,392     $   (9,400)    $    18,057    $   (25,123)
                                                                ===========     ==========     ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary item                                     $       .31     $    (.18)     $       .39    $     (.51)
  Extraordinary item, net of tax                                          -          (.02)               -          (.02)
                                                                -----------     ---------      -----------    ----------
  Net income (loss) available to common
    shareholders                                                $       .31     $    (.20)     $       .39    $     (.53)
                                                                ===========     =========      ===========    ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary item                                     $       .30     $    (.18)     $       .38    $     (.51)
  Extraordinary item, net of tax                                          -          (.02)               -          (.02)
                                                                -----------     ---------      -----------    ----------
  Net income (loss) available to common
    shareholders                                                $       .30     $    (.20)     $       .38    $     (.53)
                                                                ===========     =========      ===========    ==========

Weighted average common shares outstanding:
    Basic                                                            46,911         47,353          46,615         47,301
    Diluted                                                          48,172         47,353          48,039         47,301

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     -------------------------------------------------

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------

                                         (Dollars in thousands, except share data)

                                                                          February 28,             August 31,
                                                                            2001                      2001
                                                                       ---------------         -----------------
                                                                           (Note 1)                (Unaudited)

                                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $          59,899       $           6,465
    Accounts receivable, net                                                      97,281                 110,123
    Prepaid expenses                                                              17,096                  17,800
    Other                                                                         40,830                  33,488
                                                                       -----------------       -----------------

         Total current assets                                                    215,106                 167,876

    Property and equipment, net                                                  237,887                 242,488
    Intangible assets, net                                                     1,981,097               2,121,447
    Other assets, net                                                             72,782                  61,333
                                                                       -----------------       -----------------

                  Total assets                                         $       2,506,872       $       2,593,144
                                                                       =================       =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          34,206       $          43,032
    Current portion of other
       long-term debt                                                              4,187                   2,317
    Current portion of TV program
       rights payable                                                             28,192                  20,606
    Accrued salaries and commissions                                              10,342                   8,317
    Accrued interest                                                              17,038                  16,100
    Deferred revenue                                                              17,418                  17,053
    Other                                                                          5,768                  18,012
                                                                       -----------------       -----------------

          Total current liabilities                                              117,151                 125,437

Credit facility and senior
    subordinated notes                                                         1,380,000               1,272,000
Senior discount notes                                                                  -                 213,398
TV program rights payable, net of
    current portion                                                               47,567                  43,437
Other long-term debt, net of
    current portion                                                               13,684                  16,204
Other noncurrent liabilities                                                       5,531                   8,733
Deferred income taxes                                                            135,468                 125,532
                                                                       -----------------       -----------------

                  Total liabilities                                            1,699,401               1,804,741
                                                                       -----------------       -----------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                           February 28,                August 31,
                                                                               2001                     2001
                                                                       -------------------     --------------------
                                                                             (Note 1)                (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A cumulative convertible
       preferred stock, $.01 par value;
       $50.00 liquidation value;
       authorized 10,000,000 shares;
       2,875,000 shares issued and
       outstanding at February 28, 2001
       and  August 31, 2001                                                             29                   29
  Class A common stock, $.01
       par value; authorized 170,000,000
       shares; issued and outstanding
       41,900,315 shares at February 28, 2001
       and 42,173,727 shares at August 31, 2001                                        419                  422
  Class B common stock, $.01
       par value; authorized 30,000,000
       shares; issued and outstanding
       5,230,396 shares at February 28, 2001
       and August 31, 2001                                                              52                    52
  Additional paid-in capital                                                       830,299               838,262
  Accumulated deficit                                                              (22,730)              (47,853)
  Accumulated other comprehensive loss                                                (598)               (2,509)
                                                                       -------------------     -----------------

          Total shareholders' equity                                               807,471               788,403
                                                                       -------------------     -----------------

                  Total liabilities and
                      shareholders' equity                             $         2,506,872     $       2,593,144
                                                                       ===================     =================

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     -------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------

                                             (Unaudited, dollars in thousands)

                                                                                          Six Months
                                                                                        Ended August 31,
                                                                                   2000                 2001
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $        22,549      $      (20,631)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                                  -               1,084
       Depreciation and amortization                                                  35,498              59,672
       Accretion of interest on senior discount notes,
         including amortization of related debt costs                                      -              11,268
       Provision for bad debts                                                         2,398               1,884
       Provision (benefit) for deferred income taxes                                   3,197              (6,872)
       Non-cash compensation                                                           3,567               4,331
       Other                                                                             866              (3,442)
   Changes in assets and liabilities -
       Accounts receivable                                                           (20,666)            (14,880)
       Prepaid expenses and other current assets                                      (2,281)              6,582
       Other assets                                                                   (1,262)            (17,061)
       Accounts payable and accrued liabilities                                        4,794               5,007
       Deferred revenue                                                                1,637                (365)
       Other liabilities                                                               1,235               3,869
                                                                             ---------------      --------------

       Net cash provided by operating activities                                      51,532              30,446
                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (10,773)            (19,539)
   Cash paid for acquisitions                                                       (144,283)           (140,746)
   Other                                                                             (47,000)             (3,231)
                                                                             ---------------      --------------

       Net cash used in investing activities                                        (202,056)           (163,516)
                                                                             ---------------      --------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                                          Six Months
                                                                                        Ended August 31,
                                                                                   2000                2001
                                                                             ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                         (93,388)          (113,000)
   Proceeds from long-term debt                                                       235,388              5,000
   Proceeds from senior discount notes offering                                             -            202,612
   Proceeds from exercise of stock options                                              6,401              2,017
   Preferred stock dividends paid                                                      (4,492)            (4,492)
   Debt related costs                                                                       -            (12,501)
                                                                             ----------------    ---------------

     Net cash provided by financing activities                                        143,909             79,636
                                                                             ----------------    ---------------

(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                         (6,615)           (53,434)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 17,370             59,899
                                                                             ----------------    ---------------

   End of period                                                             $         10,755    $         6,465
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         14,411    $        54,269
     Income taxes                                                                         251              1,058

ACQUISITION OF LOS ANGELES MAGAZINE:
   Fair value of assets acquired                                             $         39,456    $             -
   Cash paid                                                                           36,763                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          2,693    $             -
                                                                             ================    ===============

ACQUISITION OF KKFR AND KXPK:
   Fair value of assets acquired                                             $        108,728    $             -
   Cash paid                                                                          107,520                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          1,208    $             -
                                                                             ================    ===============

ACQUISITION OF KKLT-FM, KTAR-AM and
  KMVP-AM:
   Fair value of assets acquired                                             $              -            160,746
   Cash paid, net of deposit                                                                -            140,746
   Deposit paid in June 2000                                                                -             20,000
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------

                                             (Unaudited, dollars in thousands)

                                                                       Three Months                    Six Months
                                                                     Ended August 31,               Ended August 31,
                                                                    2000           2001           2000            2001
                                                                -----------     ----------     -----------    -----------

GROSS REVENUES                                                  $   127,697     $  160,785     $   245,944    $   320,940
LESS:  AGENCY COMMISSIONS                                            18,628         18,338          36,356         41,158
                                                                -----------     ----------     -----------    -----------

NET REVENUES                                                        109,069        142,447         209,588        279,782
Operating expenses                                                   61,714         85,315         123,570        174,367
International business
  development expenses                                                  427            273             831            511
Corporate expenses                                                    3,967          4,295           7,687          9,014
Depreciation and amortization                                        14,721         25,086          28,993         49,222
Time brokerage fee                                                    1,114              -           1,114            479
Non-cash compensation                                                 1,903          1,591           3,567          4,331
Restructuring fees and other                                              -            196               -            768
                                                                -----------     ----------     -----------    -----------

OPERATING INCOME                                                     25,223         25,691          43,826         41,090
                                                                -----------     ----------     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (9,180)       (25,644)        (17,592)       (55,882)
  Minority interest (income)                                             69            (35)            593            112
  Loss from unconsolidated affiliates                                  (310)        (1,232)           (310)        (2,096)
  Other income (expense), net                                        14,396           (663)         14,182            649
                                                                -----------     ----------     -----------    -----------
    Total other income (expense)                                      4,975        (27,574)         (3,127)       (57,217)
                                                                -----------     ----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                 30,198         (1,883)         40,699        (16,127)
PROVISION (BENEFIT) FOR INCOME TAXES                                 13,560            196          18,150         (3,186)
                                                                -----------     ----------     -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              16,638         (2,079)         22,549        (12,941)
EXTRAORDINARY LOSS, NET OF TAX                                            -          1,084               -          1,084
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS)                                                $   16,638     $   (3,163)    $    22,549    $   (14,025)
                                                                ===========     ==========     ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------

                                         (Dollars in thousands, except share data)

                                                                          February 28,             August 31,
                                                                            2001                      2001
                                                                       ---------------         -----------------
                                                                          (Unaudited)             (Unaudited)

                                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $          59,899       $           6,465
    Accounts receivable, net                                                      97,281                 110,123
    Prepaid expenses                                                              17,096                  17,800
    Other                                                                         40,830                  33,488
                                                                       -----------------       -----------------

         Total current assets                                                    215,106                 167,876

    Property and equipment, net                                                  237,887                 242,488
    Intangible assets, net                                                     1,981,097               2,121,447
    Other assets, net                                                             72,782                  50,254
                                                                       -----------------       -----------------

                  Total assets                                         $       2,506,872       $       2,582,065
                                                                       =================       =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          34,206       $          43,032
    Current portion of other
       long-term debt                                                              4,187                   2,317
    Current portion of TV program
       rights payable                                                             28,192                  20,606
    Accrued salaries and commissions                                              10,342                   8,317
    Accrued interest                                                              17,038                  16,100
    Deferred revenue                                                              17,418                  17,053
    Other                                                                          5,768                  16,889
                                                                       -----------------       -----------------

          Total current liabilities                                              117,151                 124,314

Credit facility and senior
    subordinated notes                                                         1,380,000               1,272,000
TV program rights payable, net of
    current portion                                                               47,567                  43,437
Other long-term debt, net of
    current portion                                                               13,684                  16,204
Other noncurrent liabilities                                                       5,531                   8,733
Deferred income taxes                                                            135,468                 129,218
                                                                       -----------------       -----------------

                  Total liabilities                                            1,699,401               1,593,906
                                                                       -----------------       -----------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                          February 28,               August 31,
                                                                              2001                    2001
                                                                       -----------------       -----------------
                                                                            (Unaudited)            (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value; authorized,
     issued and outstanding 1,000 shares
     at February 28, 2001 and August 31, 2001                                    830,799               1,031,915
  Additional paid-in capital                                                           -                       -
  Accumulated deficit                                                            (22,730)                (41,247)
  Accumulated other comprehensive loss                                              (598)                 (2,509)
                                                                       -----------------       -----------------

          Total shareholders' equity                                             807,471                 988,159
                                                                       -----------------       -----------------

                  Total liabilities and
                      shareholders' equity                             $       2,506,872       $       2,582,065
                                                                       =================       =================

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------

                                             (Unaudited, dollars in thousands)

                                                                                          Six Months
                                                                                       Ended August 31,
                                                                                   2000                 2001
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $        22,549     $       (14,025)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                                  -               1,084
       Depreciation and amortization                                                  35,498              59,672
       Provision for bad debts                                                         2,398               1,884
       Provision (benefit) for deferred income taxes                                   3,197              (3,186)
       Non-cash compensation                                                           3,567               4,331
       Other                                                                             866              (3,442)
   Changes in assets and liabilities -
       Accounts receivable                                                           (20,666)            (14,880)
       Prepaid expenses and other current assets                                      (2,281)              6,582
       Other assets                                                                   (1,262)            (17,060)
       Accounts payable and accrued liabilities                                        4,794               5,007
       Deferred revenue                                                                1,637                (365)
       Other liabilities                                                               1,235               2,746
                                                                             ---------------     ---------------

       Net cash provided by operating activities                                      51,532              28,348
                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (10,773)            (19,539)
   Cash paid for acquisitions                                                       (144,283)           (140,746)
   Other                                                                             (47,000)             (3,231)
                                                                             ---------------      --------------

       Net cash used in investing activities                                        (202,056)           (163,516)
                                                                             ---------------      --------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                                          Six Months
                                                                                       Ended August 31,
                                                                                   2000                2001
                                                                             ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                         (93,388)          (113,000)
   Proceeds from long-term debt                                                       235,388              5,000
   Distributions to parent                                                             (4,492)            (4,492)
   Contributions from parent                                                            6,401            195,167
   Debt related costs                                                                       -               (941)
                                                                             ----------------    ---------------

     Net cash provided by financing activities                                        143,909             81,734
                                                                             ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                         (6,615)           (53,434)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 17,370             59,899
                                                                             ----------------    ---------------

   End of period                                                             $         10,755    $         6,465
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         14,411    $        54,269
     Income taxes                                                                         251              1,058

ACQUISITION OF LOS ANGELES MAGAZINE:
   Fair value of assets acquired                                             $         39,456    $             -
   Cash paid                                                                           36,763                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          2,693    $             -
                                                                             ================    ===============

ACQUISITION OF KKFR AND KXPK:
   Fair value of assets acquired                                             $        108,728    $             -
   Cash paid                                                                          107,520                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          1,208    $             -
                                                                             ================    ===============

ACQUISITION OF KKLT-FM, KTAR-AM and
  KMVP-AM:
   Fair value of assets acquired                                             $              -            160,746
   Cash paid, net of deposit                                                                -            140,746
   Deposit paid in June 2000                                                                -             20,000
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     -------------------------------------------------

                                       AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                       --------------------------------------------

                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------------------------------------------------

                                                      August 31, 2001
                                                      ---------------

                                                        (Unaudited)

Note 1.  General
         -------

             Pursuant to the rules and regulations of the Securities and Exchange  Commission,  the condensed  consolidated interim  financial  statements  included  herein have been prepared,  without audit,  by Emmis  Communications  Corporation
("ECC") and its subsidiaries  (collectively,  "Emmis" or the "Company") and by Emmis Operating Company and its subsidiaries
(collectively  "EOC").  EOC became a wholly owned  subsidiary of ECC in connection with the Company's  reorganization  (see
Note 2) on June 22, 2001.  Unless  otherwise  noted,  all  disclosures  contained  in the Notes to  Condensed  Consolidated
Financial  Statements in this Form 10-Q apply to Emmis and EOC. As permitted  under the  applicable  rules and  regulations of the Securities and Exchange  Commission,  certain  information and footnote  disclosures  normally included in financial statements  prepared in accordance with accounting  principles  generally accepted in the United States have been condensed or omitted  pursuant to such rules and regulations;  however,  Emmis believes that the disclosures are adequate to make the information  presented not misleading.  The condensed  consolidated  financial statements included herein should be read in conjunction  with the  consolidated  financial  statements  and the notes thereto  included in the Company's  Annual Report filed on Form 10-K for the year ended  February  28,  2001.  The  Company's  results are subject to seasonal  fluctuations.
Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

         In the  opinion  of Emmis  and EOC,  respectively,  the  accompanying  condensed  consolidated  interim  financial statements contain all material adjustments  (consisting only of normal recurring  adjustments) necessary to present fairly the consolidated  financial  position of Emmis and EOC at August 31, 2001 and the results of their operations for the three and six months ended August 31, 2000 and 2001 and their cash flows for the six months ended August 31, 2000 and 2001.

Note 2.  Reorganization

         On June 22, 2001,  ECC  transferred  all of its assets and  substantially  all of its  liabilities,  including its credit  facility and its  outstanding  senior  subordinated  notes,  to EOC, a newly  formed,  wholly-owned  subsidiary  in exchange for 1,000 shares of no par value common stock.  As a result,  effective  June 22, 2001, EOC became the only direct subsidiary  of ECC  and  ECC  became  a  holding  company  that  conducts  its  business  operations  through  EOC  and its subsidiaries.  ECC  remains  the  issuer of the Class A,  Class B and Class C common  stock and the  convertible  preferred stock, and is the obligor of the senior discount notes.  However,  EOC is the obligor of the senior  subordinated notes and the borrower under the credit  facility.  Pursuant to the terms of the senior  subordinated  notes, EOC is required to file with the SEC  periodic  reports on Forms  10-Q,  10-K and 8-K as if EOC were  required  to do so  pursuant to SEC rules and regulations.  EOC's  financial  statements  are  presented  herein for all  periods  required  as if EOC had existed at the beginning of the earliest period presented  because the corporate  reorganization  was accounted for as a reorganization of entities under common control.

Note 3.  Accounting Policies

Advertising Costs

         On an  interim  basis,  the  Company  defers  major  advertising  campaigns  for  which  future  benefits  can  be demonstrated.  These costs are  amortized  over the shorter of the  estimated  period  benefited  or the  remainder  of the fiscal year.

Basic and Diluted Net Income Per Common Share

         Basic net income per common  share is computed by dividing  net income  available  to common  shareholders  by the weighted-average  number of common  shares  outstanding  for the period.  Diluted net income per common share  reflects the potential  dilution that could occur if securities  or other  contracts to issue common stock were  exercised or converted.
Potentially  dilutive  securities at August 31, 2000 and 2001  consisted of stock options and the 6.25% Series A cumulative convertible  preferred  stock.  The  6.25%  Series  A  cumulative  convertible  preferred  stock  is  not  included  in the calculation  of diluted  net income per common  share for the three and six months  ended  August 31,  2000 and 2001 as the effect of its  conversion to common stock would be  antidilutive.  For the three and six months ended August 31, 2000,  the difference  between the  weighted-average  shares  outstanding  used to compute  basic and diluted EPS is  attributable  to dilution  caused by stock options.  Weighted  average shares  excluded from the calculation of diluted net income per share that  would  result  from the  conversion  of the  6.25%  Series A  cumulative  convertible  preferred  stock  amounted  to approximately 3.7 million for the three and six months ended August 31, 2000 and 2001.

         Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

New Accounting Pronouncements

         In June 2001,  the FASB issued SFAS No. 142 "Goodwill  and Other  Intangible  Assets" that  requires  companies to cease amortizing goodwill and certain other indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS
142, goodwill and certain  indefinite-lived  intangibles will not be amortized into results of operations,  but instead the recorded  value of certain  indefinite-lived  intangibles  will be tested for  impairment  annually with  impairment  being measured  as the excess of the asset's  carrying  amount over its fair  value.  Intangible  assets that have finite  useful lives will continue to be amortized  over their useful lives and measured for  impairment in accordance  with SFAS 121. Any impairment  loss  resulting  from the initial  adoption of SFAS 142 will be reported as a change in  accounting  principle;
however,  the Company has not yet  determined  whether it will recognize an impairment  loss resulting from adoption.  This statement  will be adopted by the  Company on March 1, 2002.  The  adoption  of this  accounting  standard  will reduce our amortization of goodwill and intangibles.  However, impairment reviews may result in future periodic write-downs.

         In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets"
that addresses  financial  accounting and reporting for the  impairment or disposal of long-lived  assets.  The Company has not yet determined the impact, if any, of adopting SFAS 144.

Reclassifications

         Certain  reclassifications  have been made to the August 31, 2000 and February 28, 2001 financial statements to be consistent  with the  August  31,  2001  presentation.  The  reclassifications  have no  impact on net  income or  retained earnings previously reported.

Note 4.  Significant Events
         ------------------

         On March 28, 2001, Emmis completed its acquisition of substantially  all of the assets of radio stations  KTAR-AM,
KMVP-AM and KKLT-FM in Phoenix,  Arizona from Hearst-Argyle  Television,  Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million.  The Company  financed the  acquisition  through a $20.0 million  advance  payment  borrowed under the credit  facility in June 2000 and the  remainder  with  borrowings  under the credit  facility and proceeds  from
ECC's  March  2001  senior  discount  notes  offering.  The  acquisition  was  accounted  for as a  purchase.  Emmis  began programming  and selling  advertising on the radio stations on August 1, 2000 under a time brokerage  agreement.  The total purchase  price was  allocated  to  property  and  equipment  and  broadcast  licenses  based on a  preliminary  appraisal.
Broadcast  licenses are included in intangible  assets in the accompanying  condensed  consolidated  balance sheets and are being amortized over 40 years.

         On March 27, 2001,  Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less  approximately  $11.6  million of debt  issuance  costs.  The notes,  for which ECC is the obligor,  are unsecured and accrete interest at a rate of 12.5% per year,  compounded  semi-annually to an aggregate principal amount of $370.0 million on March 15, 2006.  Commencing on September  15, 2006,  interest is payable in cash on each March 15 and September 15, with the  aggregate  principal  amount of $370.0  million due on March 15,  2011. A portion of the net proceeds was used to fund the  acquisition of three radio stations in Phoenix,  Arizona and the remaining net proceeds ($93.0 million) were placed in escrow.  In June 2001,  upon  completion  of the  Company's  reorganization  (see Note 2), the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

         During  the three  months  ended May 31,  2001,  the  Company  incurred  a  restructuring  charge of $0.6  million associated  with  centralizing  certain  technical  functions  within the  television  division.  This charge  consisted of severance and related costs for approximately 30 employees and will be fully paid by the quarter ended August 31, 2002.

         During the three months ended August 31, 2001,  Emmis incurred  professional  fees of  approximately  $0.2 million related  to  the  proposed  separation  of our  radio  and  television  businesses.  Management  remains  committed  to the separation as a long-term  strategy;  however,  due to market  conditions,  plans to separate the  businesses via a taxable spin-off have been postponed.

         In June 2001, ECC filed an Exchange  Offer  Registration  Statement  with the SEC to exchange the senior  discount notes for new senior  discount notes  registered  under the Securities  Act. The terms of the new senior discount notes are identical  to the terms of the senior  discount  notes they  replaced.  Also in June 2001,  Emmis filed a  universal  shelf registration  statement that gives ECC and its  subsidiaries  (including  EOC) the ability to issue up to $500.0 million in various debt or equity securities.

         During the three  months  ended  August 31,  2001,  EOC repaid  $108.0  million of  indebtedness  under its credit facility,  which  permanently  reduced amounts available  thereunder.  As a result of the early payoff of the indebtedness, the Company recorded an extraordinary loss of approximately  $1.1 million,  net of taxes,  related to unamortized  deferred debt costs.

         Based on current  projections,  by November 30,  2001,  absent  actions to the contrary by the Company,  we do not expect to be in compliance  with certain  leverage  ratios (debt divided by pro forma EBITDA,  as defined) under our credit facility.  Under the terms of our credit  facility,  our debt is callable if we exceed these  leverage  ratios,  and if our credit  facility  debt is called,  the senior  discount  notes and  senior  subordinated  notes  become  callable  as well.
However,  we are  currently  working with our lenders to obtain  waivers or  amendments  to remain in  compliance.  We also believe we have access to various debt or equity  markets to prevent or cure any violation.  Based on these options,  we do not expect any of our debt to be called.

         Additionally,  our  indentures  related to the senior  discount  notes and the senior  subordinated  notes contain leverage  ratio  covenants of 8:1 and 7:1,  respectively.  Our leverage  ratio under the senior  discount  notes  currently exceeds  8:1 and we expect  that the  leverage  ratio  under the  senior  subordinated  notes  will  exceed 7:1 in the near future.  As a result,  Emmis is  currently , and EOC soon will be,  restricted  in the amount of  additional  debt they can incur,  in their ability to make certain  payments,  and in other respects  outlined in the senior discount notes indenture and the  senior  subordinated  notes  indenture.  Exceeding  these  leverage  ratios is not an event of  default  under the indentures;  it simply triggers these certain  restrictions.  Accordingly,  neither Emmis nor EOC is, or is expected to be, in violation of the indentures.  We believe we can continue to operate our businesses  within the  restrictions  imposed by the indentures.

Note 5.  Pro Forma Financial Information
         --------------------------------

         Emmis

         Unaudited pro forma summary  information is presented below for the three and six months ended August 31, 2000 and
2001,  assuming the following  events all had occurred on the first day of the pro forma periods  presented  below: (a) the acquisition  of (i)  KKLT-FM,  KTAR-AM  and KMVP-AM in March 2001,  (ii)  KALC-FM in January  2001,  (iii)  KZLA-FM,  eight network-affiliated  television  stations from Lee Enterprises,  Inc. and KPNT-FM,  KXOK-FM AND KIHT-FM in October 2000, and
(iv)  KKFR-FM and KXPK-FM in August  2000;  (b) the  disposition  of (i) WTLC-AM in April 2001 and (ii)  WKKX-FM in October
2000;  (c) the  issuance  of the senior  discount  notes in March 2001 and  subsequent  pay-down of senior debt and (d) the refinancing of the credit facility in December 2000.

         Preparation of the pro forma summary  information was based upon assumptions  deemed  appropriate by the Company's management.  The pro forma summary information  presented below is not necessarily  indicative of the results that actually would have occurred if the  transactions  indicated above had been  consummated at the beginning of the periods  presented, and is not intended to be a projection of future results.

                                                          Three Months                        Six Months
                                                        Ended August 31,                   Ended August 31,
                                                           (Pro Forma)                        (Pro Forma)
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------
                                                                (In thousands, except per share data)

        Net revenues                             $     150,378    $      142,447    $     298,833    $      279,782
                                                 =============    ==============    =============    ==============

        Broadcast/publishing cash flow           $      61,964    $       57,132    $     118,282    $      105,415
                                                 =============    ==============    =============    ==============

        Net income (loss) before extraordinary
           item                                  $       4,949    $       (5,846)   $      (1,230)   $      (19,465)
                                                 =============    ==============    =============    ==============

        Net income (loss) available to common
           shareholders before extraordinary
           income                                $       2,700    $       (8,095)   $      (5,725)   $      (23,960)
                                                 =============    ==============    =============    ==============

        Net income (loss) available to common
           shareholders before extraordinary
           income:

           Basic                                 $        0.06    $       (0.17)    $      (0.12)    $       (0.51)
                                                 =============    =============     ============     =============
           Diluted                               $        0.06    $       (0.17)    $      (0.12)    $       (0.51)
                                                 =============    =============     ============     =============

        Weighted average shares outstanding:

           Basic                                        46,911            47,353           46,615            47,301
           Diluted                                      48,172            47,353           48,039            47,301

         EOC

         Unaudited pro forma summary  information is presented below for the three and six months ended August 31, 2000 and
2001,  using the same  assumptions  as those  described  in the Emmis pro formas,  except that the issuance of ECC's senior discount notes and subsequent paydown of senior debt is not reflected.

         Preparation  of the pro  forma  summary  information  was  based  upon  assumptions  deemed  appropriate  by EOC's management.  The pro forma summary information  presented below is not necessarily  indicative of the results that actually would have occurred if the  transactions  indicated above had been  consummated at the beginning of the periods  presented, and is not intended to be a projection of future results.

                                                          Three Months                        Six Months
                                                        Ended August 31,                   Ended August 31,
                                                           (Pro Forma)                        (Pro Forma)
                                                        2000           2001             2000              2001
                                                 -------------    --------------    -------------    --------------
                                                                            (In thousands)

        Net revenues                             $     150,378    $      142,447    $     298,833    $      279,782
                                                 =============    ==============    =============    ==============

        Broadcast/publishing cash flow           $      61,964    $       57,132    $     118,282    $      105,415
                                                 =============    ==============    =============    ==============

        Net income (loss) before extraordinary
            item                                 $       8,617    $       (2,079)   $       6,581    $      (12,913)
                                                 =============    ==============    =============    ==============

Note 6.   Comprehensive Income
          --------------------

         Emmis

         Comprehensive  income was  comprised of the  following for the three and six months ended August 31, 2000 and 2001
(dollars in thousands):

                                                          Three Months                        Six Months
                                                        Ended August 31,                   Ended August 31,
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------

        Net income (loss)                        $      16,638    $       (7,154)   $      22,549    $      (20,631)
        Translation adjustment                             425              (500)             749                12
        Change in fair value of
           derivative instruments                            -              (935)               -            (1,923)
                                                 -------------    --------------    -------------    --------------

        Total comprehensive
           income (loss)                         $      17,063    $       (8,589)   $      23,298    $      (22,542)
                                                 =============    ==============    =============    ==============

         EOC

         Comprehensive  income was  comprised of the  following for the three and six months ended August 31, 2000 and 2001
(dollars in thousands):

                                                          Three Months                        Six Months
                                                        Ended August 31,                   Ended August 31,
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------

        Net income (loss)                        $      16,638    $       (3,163)   $      22,549    $      (14,025)
        Translation adjustment                             425              (500)             749                12
        Change in fair value of
           derivative instruments                            -              (935)               -            (1,923)
                                                 -------------    --------------    -------------    --------------

        Total comprehensive
           income (loss)                         $      17,063    $       (4,598)   $      23,298    $      (15,936)
                                                 =============    ==============    =============    ==============

Note 7.   Segment Information
          -------------------

         The Company's  operations are aligned into four business  segments:  Radio,  Television,  Publishing and Other and
Interactive.  These business  segments are consistent with the Company's  management of these  businesses and its financial reporting structure.  Corporate represents expense not allocated to reportable segments.

         The Company's  segments  operate  primarily in the United States with one radio station located in Hungary and two radio  stations  located in  Argentina.  Total  revenues of the radio station in Hungary for the three and six months ended
August 31, 2000 were $1.8 million and $3.2 million,  respectively,  while total revenues for the three and six months ended
August 31, 2001 were $2.1 million and $3.2  million,  respectively.  Long lived  assets of this radio  station as of August
31, 2000 and 2001 were $11.5 million and $8.4 million,  respectively.  Total  revenues of our two radio  stations in Buenos
Aires,  Argentina  for the three and six months  ended August 31, 2000 were $1.8  million and $3.1  million,  respectively, while  total  revenues  for the  three  and six  months  ended  August  31,  2001  were  $2.4  million  and  $4.3  million, respectively.  Long lived  assets of these  radio  stations  as of August 31,  2000 and 2001 were $19.1  million  and $18.0 million, respectively.

         The Company  evaluates  performance  of its operating  entities  based on broadcast cash flow (BCF) and publishing cash flow  (PCF).  Management  believes  that BCF and PCF are  useful  because  they  provide a  meaningful  comparison  of operating  performance  between  companies  in the  industry  and serve as an  indicator  of the market value of a group of stations or publishing  entities.  BCF and PCF are generally  recognized  by the broadcast and  publishing  industries as a measure of performance and are used by analysts who report on the performance of broadcasting  and publishing  groups.  BCF and PCF do not take into account Emmis' debt service requirements and other commitments and,  accordingly,  BCF and PCF are not  necessarily  indicative  of amounts that may be available  for  dividends,  reinvestment  in Emmis'  business or other discretionary uses.

         BCF and PCF are not measures of liquidity or of performance in accordance  with  accounting  principles  generally accepted  in the United  States,  and  should be viewed as a  supplement  to,  and not a  substitute  for,  our  results of operations  presented on the basis of accounting  principles  generally  accepted in the United States.  Moreover,  BCF and
PCF are not  standardized  measures and may be  calculated  in a number of ways.  Emmis defines BCF and PCF as revenues net of agency  commissions  and  operating  expenses.  The  primary  source of  broadcast  advertising  revenues is the sale of advertising  time to local and national  advertisers.  Publishing  entities derive revenue from  subscriptions  and sale of print  advertising  inventory.  Interactive  derives  revenue  from  the  sale of  advertisements  on the  websites  of the
Company's  stations.  The most  significant  broadcast  operating  expenses are employee  salaries and  commissions,  costs associated  with  programming,  advertising  and  promotion,  and station  general and  administrative  costs.  Significant publishing  operating  expenses are employee  salaries and  commissions,  costs  associated with producing a magazine,  and general and  administrative  costs.  Significant  interactive  operating  expenses  are  employee  salaries and general and administrative costs.

         The accounting  policies as described in the summary of significant  accounting policies included in the Company's
Annual Report filed on Form 10-K for the year ended February 28, 2001, are applied consistently across segments.

         Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                         Publishing
August 31, 2001                     Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Net revenue                    $    72,101   $    52,480   $   17,675   $      191    $         -    $      142,447
Operating expenses                  35,624        33,617       15,692          382              -            85,315
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        36,477        18,863        1,983         (191)             -            57,132
International business
   development expenses                  -             -            -            -            273               273
Corporate expenses                       -             -            -            -          4,295             4,295
Depreciation and
   amortization                      8,608        13,202        2,111            2          1,163            25,086
Time brokerage fee                       -             -            -            -              -                 -
Non-cash compensation                    -             -            -            -          1,591             1,591
Restructuring fees and other             -             -            -            -            196               196
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    27,869   $     5,661   $     (128)  $     (193)   $    (7,518)   $       25,691
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $ 1,085,922   $ 1,297,075   $   92,423   $      126    $   117,598    $    2,593,144
                               ===========   ===========   ==========   ==========    ===========    ==============

With respect to EOC, the above information would be identical, except corporate total assets would be $106,519 and consolidated total assets would be $2,582,065.

Six Months Ended                                           Publishing
August 31, 2001                     Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Net revenue                    $   137,453   $   106,275   $   35,759   $      295    $         -    $      279,782
Operating expenses                  71,651        69,289       32,728          699              -           174,367
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        65,802        36,986        3,031         (404)             -           105,415
International business
   development expenses                  -             -            -            -            511               511
Corporate expenses                       -             -            -            -          9,014             9,014
Depreciation and
   amortization                     16,451        26,259        4,249            4          2,259            49,222
Time brokerage fee                     479             -            -            -              -               479
Non-cash compensation                    -             -            -            -          4,331             4,331
Restructuring fees and other             -             -            -            -            768               768
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    48,872   $    10,727   $   (1,218)  $     (408)   $   (16,883)   $       41,090
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $ 1,085,922   $ 1,297,075   $   92,423   $      126    $   117,598    $    2,593,144
                               ===========   ===========   ==========   ==========    ===========    ==============

With respect to EOC, the above information would be identical, except corporate total assets would be $106,519 and consolidated total assets would be $2,582,065.

Three Months Ended                                        Publishing
August 31, 2000                     Radio    Television    and Other   Interactive      Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Net revenue                    $    62,654   $    26,419   $   19,963   $       33    $         -    $      109,069
Operating expenses                  28,933        15,444       17,189          148              -            61,714
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        33,721        10,975        2,774         (115)             -            47,355
International business
   development expenses                  -             -            -            -            427               427
Corporate expenses                       -             -            -            -          3,967             3,967
Depreciation and
   amortization                      4,225         5,745        3,788            2            961            14,721
Time brokerage fee                   1,114             -            -            -              -             1,114
Non-cash compensation                    -             -            -            -          1,903             1,903
Restructuring fees and other             -             -            -            -              -                 -
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    28,382   $     5,230   $   (1,014)  $     (117)   $    (7,258)   $       25,223
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   587,946   $   694,097   $  102,202   $        -    $   128,958    $    1,513,203
                               ===========   ===========   ==========   ==========    ===========    ==============

Six Months Ended                                           Publishing
August 31, 2000                     Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Net revenue                    $   117,509   $    54,561   $   37,485   $       33    $         -    $      209,588
Operating expenses                  58,086        32,252       32,964          268              -           123,570
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        59,423        22,309        4,521         (235)             -            86,018
International business
   development expenses                  -             -            -            -            831               831
Corporate expenses                       -             -            -            -          7,687             7,687
Depreciation and
   amortization                      7,862        11,687        7,556            2          1,886            28,993
Time brokerage fee                   1,114             -            -            -              -             1,114
Non-cash compensation                    -             -            -            -          3,567             3,567
Restructuring fees and other             -             -            -            -              -                 -
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    50,447   $    10,622   $   (3,035)  $     (237)   $   (13,971)   $       43,826
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   587,946   $   694,097   $  102.202   $        -    $   128,958    $    1,513,203
                               ===========   ===========   ==========   ==========    ===========    ==============

Note 8.   Financial Information for Subsidiary Guarantors
          and Subsidiary Non-Guarantors of Emmis Operating Company
          --------------------------------------------------------

         The senior subordinated notes of EOC are fully and unconditionally  guaranteed,  jointly and severally, by certain direct and  indirect  subsidiaries  of EOC (the  "Subsidiary  Guarantors").  As of February  28, 2001 and August 31,  2001,
subsidiaries  holding EOC's interest in its radio stations in Hungary and Argentina,  as well as certain other subsidiaries conducting  joint  ventures  with  third  parties,  did not  guarantee  the  senior  subordinated  notes  (the  "Subsidiary
Non-Guarantors").  The  claims of  creditors  of the  Subsidiary  Non-Guarantors  have  priority  over the rights of EOC to receive dividends or distributions from such subsidiaries.

         Presented below is condensed  consolidating  financial  information for the EOC Parent Company Only  retroactively adjusted to reflect the  reorganization  (see Note 2), the Subsidiary  Guarantors and the Subsidiary  Non-Guarantors  as of
February 28, 2001 and August 31, 2001 and for the three and six months ended August 31, 2000 and 2001.

         EOC uses the equity  method with  respect to  investments  in  subsidiaries.  Separate  financial  statements  for
Subsidiary  Guarantors  are  not  presented  based  on  management's  determination  that  they do not  provide  additional information that is material to investors.

                                                  Emmis Operating Company
                                           Condensed Consolidating Balance Sheet
                                                   As of August 31, 2001
                                             (Unaudited, dollars in thousands)

                                                                                       Eliminations
                                               Parent                    Subsidiary         and
                                               Company      Subsidiary      Non-       Consolidating
                                                Only        Guarantors   Guarantors       Entries     Consolidated
                                           ------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents               $           -   $      4,580  $     1,885  $           -  $        6,465
   Accounts receivable, net                            -        104,598        5,525              -         110,123
   Current portion of TV program rights                -          5,355            -              -           5,355
   Income tax refunds receivable                  10,935              -            -              -          10,935
   Prepaid expenses                                  793         16,612          395              -          17,800
   Other                                           6,382         10,721           95              -          17,198
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                         18,110        141,866        7,900              -         167,876

   Property and equipment, net                    37,196        201,082        4,210              -         242,488
   Intangible assets, net                          9,976      2,091,155       20,316              -       2,121,447
   Investment in affiliates                    2,334,358              -            -     (2,334,358)              -
   Other assets, net                              45,055         10,248        1,870         (6,919)         50,254
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   2,444,695   $  2,444,351  $    34,296  $  (2,341,277) $    2,582,065
                                           =============   ============  ===========  =============  ==============

CURRENT LIABILITIES:
   Accounts payable                        $      22,695   $     14,586  $     5,751  $           -  $       43,032
   Current portion of other
     long-term debt                                   34             23        2,260              -           2,317
   Current portion of TV
     program rights payable                            -         20,606            -              -          20,606
   Accrued salaries and
     commissions                                     277          7,461          579              -           8,317
   Accrued interest                               15,571              -          529              -          16,100
   Deferred revenue                                    -         17,053            -              -          17,053
   Other                                          12,300          4,589            -              -          16,889
                                           -------------   -------       -----------  -------------  --------------
     Total current liabilities                    50,877         64,318        9,119              -         124,314

Credit facility and senior
   subordinated notes                          1,272,000              -            -              -       1,272,000
Senior discount notes                                  -              -            -              -               -
TV program rights payable,
   net of current portion                              -         43,437            -              -          43,437
Other long-term debt, net of
   current portion                                    41            450       22,632         (6,919)         16,204
Other noncurrent liabilities                       3,814          4,384          535              -           8,733
Deferred income taxes                            129,218              -            -              -         129,218
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                           1,455,950        112,589       32,286         (6,919)      1,593,906

Shareholders' equity
   Common stock                                1,031,915              -            -              -       1,031,915
   Additional paid-in capital                          -              -        4,393         (4,393)              -
   Subsidiary investment                               -      1,951,475       17,722     (1,969,197)              -
   Retained earnings/
     (accumulated deficit)                       (41,247)       380,287      (19,519)      (360,768)        (41,247)
   Accumulated other
     comprehensive loss                           (1,923)             -         (586)             -          (2,509)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                988,745      2,331,762        2,010     (2,334,358)        988,159
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   2,444,695   $  2,444,351  $    34,296  $  (2,341,277) $    2,582,065
                                           =============   ============  ===========  =============  ==============

                                                  Emmis Operating Company
                                           Condensed Consolidating Balance Sheet
                                                  As of February 28, 2001
                                              (Note 1, dollars in thousands)

                                                                                            Eliminations
                                                    Parent                    Subsidiary        and
                                                   Company      Subsidiary       Non-      Consolidating
                                                    Only        Guarantors    Guarantors       Entries     Consolidated
                                                -----------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                    $      55,175  $      4,018  $       706  $            -  $      59,899
   Accounts receivable, net                                 -        91,754        5,527               -         97,281
   Current portion of TV program rights                     -        12,028            -               -         12,028
   Income tax refunds receivable                       13,970             -            -               -         13,970
   Prepaid expenses                                     2,032        14,737          327               -         17,096
   Other                                                1,932        12,124          776               -         14,832
                                                -------------  ------------  -----------  --------------  -------------
     Total current assets                              73,109       134,661        7,336               -        215,106

   Property and equipment, net                         38,151       195,404        4,332               -        237,887
   Intangible assets, net                                   -     1,959,341       21,756               -      1,981,097
   Investment in affiliates                         2,169,602             -            -      (2,169,602)             -
   Other assets, net                                   68,113         9,706        1,882          (6,919)        72,782
                                                -------------  ------------  -----------  --------------  -------------
     Total assets                               $   2,348,975  $  2,299,112  $    35,306  $   (2,176,521) $   2,506,872
                                                =============  ============   ==========   =============   ============

CURRENT LIABILITIES:
   Accounts payable                             $       6,908  $     22,499  $     4,799  $            -  $      34,206
   Current portion of other
     long-term debt                                        34            18        4,135               -          4,187
   Current portion of TV
     program rights payable                                 -        28,192            -               -         28,192
   Accrued salaries and
     commissions                                        1,410         8,482          450               -         10,342
   Accrued interest                                    16,236             -          802               -         17,038
   Deferred revenue                                         -        17,418            -               -         17,418
   Other                                                  813         4,955            -               -          5,768
                                                -------------  ------------  -----------  --------------  -------------
     Total current liabilities                         25,401        81,564       10,186               -        117,151

Credit facility and senior
   subordinated notes                               1,380,000             -            -               -      1,380,000
Senior discount notes                                       -             -            -               -              -
TV program rights payable,
   net of current portion                                   -        47,567            -               -         47,567
Other long-term debt, net of
   current portion                                         37           598       19,968          (6,919)        13,684
Other noncurrent liabilities                                -         4,884          647               -          5,531
Deferred income taxes                                 135,468             -            -               -        135,468
                                                -------------  ------------  -----------  --------------  -------------
   Total liabilities                                1,540,906       134,613       30,801          (6,919)     1,699,401

Shareholders' equity
   Common stock                                       830,799             -            -               -        830,799
   Additional paid-in capital                               -             -        4,393          (4,393)             -
   Subsidiary investment                                    -     1,818,050       17,581      (1,835,631)             -
   Retained earnings /
     (accumulated deficit)                            (22,730)      346,449      (16,871)       (329,578)       (22,730)
   Accumulated other
     comprehensive loss                                     -             -         (598)              -           (598)
                                                -------------  ------------  -----------  --------------  -------------
   Total shareholders' equity                         808,069     2,164,499        4,505      (2,169,602)       807,471
                                                -------------  ------------  -----------  --------------  -------------
       Total liabilities and
         shareholders' equity                   $   2,348,975  $  2,299,112  $    35,306  $  (2,176,521)  $   2,506,872
                                                =============  ============  ===========  =============   =============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Operations
                                        For the Three Months Ended August 31, 2001
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $         759  $   137,139  $     4,549  $         -  $     142,447
   Operating expenses                                    403       81,490        3,422            -         85,315
   International business
     development expenses                                  -          273            -            -            273
   Corporate expenses                                  4,295            -            -            -          4,295
   Depreciation and amortization                       1,163       23,104          819            -         25,086
   Time brokerage fee                                      -            -            -            -              -
   Non-cash compensation                               1,193          398            -            -          1,591
   Restructuring fees and other                          196            -            -            -            196
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                               (6,491)      31,874          308            -         25,691
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (25,132)         100         (780)         168        (25,644)
   Minority interest                                       -            -            -          (35)           (35)
Other income (expense), net                              307       (1,985)         (49)        (168)        (1,895)
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (24,825)      (1,885)        (829)         (35)       (27,574)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (31,316)      29,989         (521)         (35)        (1,883)

Provision (benefit) for income taxes                 (11,200)      11,396            -            -            196
                                               -------------  -----------  -----------  -----------  -------------
                                                     (20,116)      18,593         (521)        (35)         (2,079)
Extraordinary item, net of tax                        (1,084)           -            -            -         (1,084)
Equity in earnings (loss) of
   subsidiaries                                       18,037            -            -      (18,037)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      (3,163) $    18,593  $      (521) $   (18,072) $      (3,163)
                                                ============   ==========   ==========   ==========   ============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Operations
                                         For the Six Months Ended August 31, 2001
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,102  $   271,180  $     7,500  $         -  $     279,782
   Operating expenses                                    716      166,802        6,849            -        174,367
   International business
     development expenses                                  -          511            -            -            511
   Corporate expenses                                  9,014            -            -            -          9,014
   Depreciation and amortization                       2,259       45,318        1,645            -         49,222
   Time brokerage fee                                      -          479            -            -            479
   Non-cash compensation                               3,248        1,083            -            -          4,331
   Restructuring fees and other                          768            -            -            -            768
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                              (14,903)      56,987         (994)           -         41,090
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (54,482)        (145)      (1,591)         336        (55,882)
   Minority interest                                       -            -            -          112            112
   Other income (expense), net                         1,217       (2,265)         (63)        (336)        (1,447)
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (53,265)      (2,410)      (1,654)         112        (57,217)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (68,168)      54,577       (2,648)         112        (16,127)

Provision (benefit) for income taxes                 (23,925)      20,739            -            -         (3,186)
                                               -------------  -----------  -----------  -----------  -------------
                                                     (44,243)      33,838       (2,648)         112        (12,941)
Extraordinary item, net of tax                        (1,084)           -            -            -         (1,084)
Equity in earnings (loss) of
   subsidiaries                                       31,302            -            -      (31,302)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $     (14,025) $    33,838  $    (2,648) $   (31,190) $     (14,025)
                                                ============   ==========   ==========   ==========   ============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Operations
                                        For the Three Months Ended August 31, 2000
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $         656  $   104,828  $     3,585  $         -  $     109,069
   Operating expenses                                    332       58,365        3,017            -         61,714
   International business
     development expenses                                  -          427            -            -            427
   Corporate expenses                                  3,967            -            -            -          3,967
   Depreciation and amortization                       1,024       12,825          872            -         14,721
   Time brokerage fee                                      -        1,114            -            -          1,114
   Non-cash compensation                               1,427          476            -            -          1,903
   Restructuring fees and other                            -            -            -            -              -
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                               (6,094)      31,621         (304)           -         25,223
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                   (8,586)         (65)        (694)         165         (9,180)
   Minority interest                                       -            -            -           69             69
   Other income (expense), net                        17,213       (2,914)         (48)        (165)        14,086
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                           8,627       (2,979)        (742)          69          4,975
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                      2,533       28,642       (1,046)          69         30,198

Provision (benefit) for income taxes                   2,421       11,139            -            -         13,560
                                               -------------  -----------  -----------  -----------  -------------
                                                         112       17,503       (1,046)          69         16,638
Equity in earnings (loss) of
   subsidiaries                                       16,526            -            -      (16,526)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      16,638  $    17,503  $    (1,046) $   (16,457) $      16,638
                                                ============   ==========   ==========   ==========   ============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Operations
                                         For the Six Months Ended August 31, 2000
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,048  $   202,269  $     6,271  $         -  $     209,588
   Operating expenses                                    660      116,896        6,014            -        123,570
   International business
     development expenses                                  -          831            -            -            831
   Corporate expenses                                  7,687            -            -            -          7,687
   Depreciation and amortization                       1,949       25,270        1,774            -         28,993
   Time brokerage fee                                      -        1,114            -            -          1,114
   Non-cash compensation                               2,675          892            -            -          3,567
   Restructuring fees and other                            -            -            -            -              -
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                              (11,923)      57,266       (1,517)           -         43,826
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (16,132)        (122)      (1,663)         325        (17,592)
   Minority interest                                       -            -            -          593            593
   Other income (expense), net                        17,378       (2,978)        (203)        (325)        13,872
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                           1,246       (3,100)      (1,866)         593         (3,127)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (10,677)      54,166       (3,383)         593         40,699

Provision (benefit) for income taxes                  (2,433)      20,583            -            -         18,150
                                               -------------  -----------  -----------  -----------  -------------
                                                      (8,244)      33,583       (3,383)         593         22,549
Equity in earnings (loss) of
   subsidiaries                                       30,793            -            -      (30,793)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      22,549  $    33,583  $    (3,383) $   (30,200) $      22,549
                                                ============   ==========   ==========   ==========   ============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Cash Flows
                                         For the Six Months Ended August 31, 2001
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                                 ------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $   (14,025) $    33,838  $    (2,648) $   (31,190) $     (14,025)
   Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating
     activities -                                          -            -            -            -              -
     Extraordinary item                                1,084            -            -            -          1,084
     Depreciation and amortization                     4,960       53,066        1,646            -         59,672
     Provision for bad debts                               -        1,884            -            -          1,884
     Provision  (benefit) for deferred
       Income taxes                                   (3,186)           -            -            -        (3,186)
     Non-cash compensation                             3,248        1,083            -            -          4,331
     Equity in earnings of
       subsidiaries                                  (31,302)           -            -       31,302              -
     Other                                            (3,457)         115           12         (112)        (3,442)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (14,882)           2            -        (14,880)
     Prepaid expenses and other
       current assets                                   (176)       6,145          613            -          6,582
     Other assets                                     (7,315)      (9,757)          12            -        (17,060)
     Accounts payable and accrued
       liabilities                                    14,853      (10,654)         808            -          5,007
     Deferred revenue                                      -         (365)           -            -           (365)
     Other liabilities                                15,305      (15,111)       2,552            -          2,746
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         operating activities                        (20,011)      45,362        2,997            -         28,348
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (1,184)     (18,184)        (171)           -        (19,539)
   Cash paid for acquisitions                              -     (140,746)           -            -       (140,746)
   Other                                              (3,231)           -            -            -         (3,231)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         investing activities                         (4,415)    (158,930)        (171)           -       (163,516)
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (113,000)           -            -            -       (113,000)
   Proceeds from long-term debt                        5,000            -            -            -          5,000
   Distributions to parent                            (4,492)           -            -            -         (4,492)
   Contributions from parent                          82,684      114,130       (1,647)           -        195,167
   Debt related costs                                   (941)           -            -            -           (941)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         financing activities                        (30,749)     114,130       (1,647)           -         81,734
                                                 -----------  -----------  -----------  -----------  -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:
   Beginning of period                                55,175        4,018          706            -         59,899
                                                 -----------  -----------  -----------  -----------  -------------
   End of period                                 $         -  $     4,580  $     1,885  $         -  $       6,465
                                                 ===========  ===========  ===========  ===========  =============

                                                  Emmis Operating Company
                                      Condensed Consolidating Statement of Cash Flows
                                         For the Six Months Ended August 31, 2000
                                             (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries     Consolidated
                                                 ------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $    22,549  $    33,583  $    (3,383) $   (30,200)  $      22,549
   Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating
     activities -
     Depreciation and amortization                     2,891       30,833        1,774            -          35,498
     Provision for bad debts                               -        2,398            -            -           2,398
     Provision for deferred income
       taxes                                           3,197            -            -            -           3,197
     Non-cash compensation                             2,675          892            -            -           3,567
     Equity in earnings of
       subsidiaries                                  (30,793)           -            -        30,793              -
     Other                                               710            -          749          (593)           866
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (19,971)        (695)            -        (20,666)
     Prepaid expenses and other
       current assets                                  3,758       (6,506)         467             -         (2,281)
     Other assets                                     (1,306)         339         (295)            -         (1,262)
     Accounts payable and accrued
       liabilities                                     1,403        3,756         (365)            -          4,794
     Deferred revenue                                      -        1,637            -             -          1,637
     Other liabilities                                10,128       (9,989)       1,096             -          1,235
                                                 -----------  -----------  -----------  ------------ --------------
       Net cash provided (used) by
         operating activities                         15,212       36,972         (652)            -         51,532
                                                 -----------  -----------  -----------  ------------ --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (2,026)      (8,705)         (42)            -        (10,773)
   Cash paid for acquisitions                              -     (144,283)           -             -       (144,283)
   Other                                             (47,000)           -            -             -        (47,000)
                                                   ---------  -----------  -----------  ------------ --------------
       Net cash used by investing
         activities                                  (49,026)    (152,988)         (42)           -        (202,056)
                                                 -----------  -----------  -----------  -----------  --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                        (93,388)           -            -            -         (93,388)
   Proceeds from long-term debt                      235,388            -            -            -         235,388
   Distributions to parent                            (4,492)           -            -            -          (4,492)
   Contributions from parent                         (99,154)     116,906      (11,351)           -           6,401
   Debt related costs                                      -            -            -            -               -
                                                 -----------  -----------  -----------  -----------  --------------
       Net cash provided (used) by
         financing activities                         38,354      116,906      (11,351)           -         143,909
                                                 -----------  -----------  -----------  -----------  --------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                   4,540          890      (12,045)           -          (6,615)
   Beginning of period                                   448        2,564       14,358            -          17,370
                                                 -----------  -----------  -----------  -----------  --------------
   End of period                                 $     4,988  $     3,454  $     2,313  $         -  $       10,755
                                                 ===========  ===========  ===========  ===========  ==============

Note 9.    Subsequent Event
           ----------------

         The terms of ECC's  preferred stock provide for a quarterly  dividend  payment of $.78125 per share on October 15,
2001.  While Emmis has  sufficient  liquidity to declare and pay the dividend,  it is not permitted to do so because Emmis'
current  leverage  ratio under the senior  discount notes  indenture  exceeds 8:1. ECC's board of directors set October 12,
2001 as the record date for the October 15, 2001  dividend,  but did not declare the  dividend.  Instead,  on October 15, a wholly-owned,  unrestricted  subsidiary of EOC is making a payment of $.78125 per share to each  preferred  shareholder  of record on October 12,  2001.  This  subsidiary  is permitted to make the payment to the  preferred  shareholders  under the senior  discount notes  indenture.  When ECC is permitted to declare the October 15, 2001  dividend,  we expect ECC's board of directors to do so and to deem the obligation to pay the dividend to have been discharged by the subsidiary's payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Note:  Certain  statements  included in this report which are not statements of historical fact,  including but not limited to those identified with the words "expect," "will" or "look" are intended to be, and are,  identified as  "forward-looking statements,"  as defined in the  Securities  and Exchange Act of 1934,  as amended,  and involve  known and unknown  risks, uncertainties  and other  factors  that may cause the actual  results,  performance  or  achievements  of the Company to be materially  different from any future  result,  performance  or  achievement  expressed or implied by such  forward-looking statement.  Such factors include,  among others,  general economic and business conditions;  fluctuations in the demand for advertising;  our  ability to service our  outstanding  debt;  increased  competition  in our markets and the  broadcasting industry;  inability to obtain  necessary  approvals for purchases or sale  transactions  or to complete the  transactions;
changes in the costs of programming;  inability to grow through  suitable  acquisitions,  including the desired radio;  tax and other  regulatory or practical  limitations on the Company's  ability to effectively  separate the Company's  radio and television  businesses;  war or terrorist  acts; and other factors  mentioned in other  documents filed by the Company with the  Securities  and  Exchange  Commission.  Emmis does not  undertake  any  obligation  to  publicly  update or revise any forward-looking statements because of new information, future events or otherwise.

General

         The Company  evaluates  performance  of its operating  entities  based on broadcast cash flow (BCF) and publishing cash flow  (PCF).  Management  believes  that BCF and PCF are  useful  because  they  provide a  meaningful  comparison  of operating  performance  between  companies  in the  industry  and serve as an  indicator  of the market value of a group of stations or publishing  entities.  BCF and PCF are generally  recognized  by the broadcast and  publishing  industries as a measure of performance and are used by analysts who report on the performance of broadcasting  and publishing  groups.  BCF and PCF do not take into account Emmis' debt service requirements and other commitments and,  accordingly,  BCF and PCF are not  necessarily  indicative  of amounts that may be available  for  dividends,  reinvestment  in Emmis'  business or other discretionary uses.

         BCF and PCF are not measures of liquidity or of performance in accordance  with  accounting  principles  generally accepted  in the United  States,  and  should be viewed as a  supplement  to,  and not a  substitute  for,  our  results of operations  presented on the basis of accounting  principles  generally  accepted in the United States.  Moreover,  BCF and
PCF are not  standardized  measures and may be  calculated  in a number of ways.  Emmis defines BCF and PCF as revenues net of agency  commissions  and  operating  expenses.  The  primary  source of  broadcast  advertising  revenues is the sale of advertising  time to local and national  advertisers.  Publishing  entities derive revenue from  subscriptions  and sale of print  advertising  inventory.  Interactive  derives  revenue  from  the  sale of  advertisements  on the  websites  of the
Company's  stations.  The most  significant  broadcast  operating  expenses are employee  salaries and  commissions,  costs associated  with  programming,  advertising  and  promotion,  and station  general and  administrative  costs.  Significant publishing  operating  expenses are employee  salaries and  commissions,  costs  associated with producing a magazine,  and general and  administrative  costs.  Significant  interactive  operating  expenses  are  employee  salaries and general and administrative costs.

         The Company's  results are subject to seasonal  fluctuations.  Therefore,  results shown on a quarterly  basis are not necessarily indicative of results for a full year.

         Unless  otherwise  noted,  all  disclosures  contained in the  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations in this Form 10-Q apply to Emmis and EOC.

Results of Operations for the Three and Six Months Ended August 31, 2001 Compared to August 31, 2000

         Since March 1, 2000,  we have  acquired and  retained  eight radio  stations,  eight  television  stations and one magazine  publication for an aggregate cash purchase price of $1.2 billion.  These  transactions  impact the  comparability of operating results period over period.

         Net revenues for the three months  ended August 31, 2001 were $142.4  million  compared to $109.1  million for the same period of the prior year,  an increase of $33.3  million or 30.6%.  Net  revenues  for the six months ended August 31,
2001 were $279.8  million  compared to $209.6  million for the same period of the prior year, an increase of $70.2 million, or 33.5%.  On a pro forma basis (after giving effect to all  acquisitions  consummated  since March 1, 2000),  net revenues for the three months ended August 31, 2001 decreased  $7.9 million,  or 5.3% and decreased  $19.1 million,  or 6.4% for the six months ended August 31, 20001.  This decrease in net revenues is generally due to a softening  U.S.  economy  resulting in an overall  decrease in  advertisement  sales,  coupled with a decrease in dot.com  advertising  in the six months ended
August 31, 2001 as compared to the same period of the prior year.

         Operating  expenses for the three months ended August 31, 2001 were $85.3  million  compared to $61.7  million for the same period of the prior year,  an increase of $23.6  million or 38.2%.  Operating  expenses  for the six months  ended
August 31,  2001 were $174.4  million  compared to $123.6  million for the same period of the prior year,  and  increase of
$50.8  million,  or 41.4%.  On a pro forma basis,  operating  expenses for the three months ended August 31, 2001 decreased
$3.1  million,  or 3.5% and  decreased  $6.2  million,  or 3.4% for the six months ended August 31, 2001.  This decrease is primarily  due to the  elimination  of  certain  operational  positions  in  the  television  division  and a  decrease  in promotional spending, offset by sales personnel increases in all of our divisions.

         Broadcast/publishing  cash flow for the three  months ended  August 31, 2001 was $57.1  million  compared to $47.4 million for the same period of the prior year,  an increase of $9.7  million or 20.6%.  Broadcast/publishing  cash flow for the six months ended August 31, 2001 was $105.4  million  compared to $86.0  million for the same period of the prior year, and increase of $19.4 million,  or 22.5%. On a pro forma basis,  broadcast/publishing  cash flow for the three months ended
August 31, 2001 decreased by $4.8 million,  or 7.8% and decreased  $12.9 million,  or 10.9% for the six months ended August
31, 2001.  This decrease is due to decreased net revenues  partially  offset by decreased  operating  expenses as discussed above.

         Corporate  expenses for the three months ended August 31, 2001 were $4.3 million  compared to $4.0 million for the same period of the prior year,  an increase of $0.3  million or 8.3%.  Corporate  expenses  for the six months ended August
31, 2001 were $9.0 million  compared to $7.7 million for the same period of the prior year,  and increase of $1.3  million, or 17.3%.  This increase is largely  attributable  to an increase in the number of corporate  employees in all  departments as a result of our growth over the last twelve months.

         EBITDA before  certain  charges is defined as  broadcast/publishing  cash flow less  corporate  and  international business  development  expenses.  EBITDA  before  certain  charges  for the three  months  ended  August 31, 2001 was $52.6 million  compared to $43.0  million for the same period of the prior  year,  an increase of $9.6  million or 22.4%.  EBITDA for the six months  ended  August 31, 2001 was $95.9  million  compared  to $77.5  million for the same period of the prior year, and increase of $18.4 million,  or 23.7%.  On a pro forma basis,  EBITDA before certain  charges for the three months ended August 31, 2001  decreased  $5.0 million,  or 8.7% and  decreased  $13.9  million,  or 12.6% for the six months ended
August 31,  2001.  This  decrease  reflects  the  decrease in  broadcast/publishing  cash flow coupled with the increase in corporate expenses.

         Depreciation  and  amortization  expense for the three months ended August 31, 2001 was $25.1 million  compared to
$14.7  million  for the same  period  of the  prior  year,  an  increase  of  $10.4  million  or  70.4%.  Depreciation  and amortization  for the six months ended August 31, 2001 was $49.2  million  compared to $29.0 million for the same period of the  prior  year,  an  increase  of $20.2  million,  or  69.8%.  Substantially  all of the  increase  in  depreciation  and amortization  expense for the three and six months ended August 31, 2001 is due to acquisitions  consummated since March 1,
2000.

         Non-cash  compensation  expense  for the three  months  ended  August 31, 2001 was $1.6  million  compared to $1.9 million for the same  period of the prior year,  a decrease of $0.3  million or 16.4%.  Non-cash  compensation  for the six months ended August 31, 2001 was $4.3 million  compared to $3.6 million for the same period of the prior year,  an increase of $0.7 million,  or 21.4%.  Non-cash  compensation  includes  compensation  expense associated with stock options granted, restricted common stock issued under employment  agreements,  common stock contributed to the Company's Profit Sharing Plan and common stock issued to  employees at our  discretion.  The increase for the six months ended August 31, 2001 was due to the payment of certain  employee  incentives  with our common  stock,  while the decrease for the three months ended August
31, 2001 was principally due to the decrease in our stock price.

         With respect to Emmis,  interest  expense for the three months ended August 31, 2001 was $32.5 million compared to
$9.2 million for the same period of the prior year,  an increase of $23.3 million or 254.0%.  Interest  expense for the six months  ended  August 31,  2001 was $67.1  million  compared to $17.6  million  for the same  period of the prior year,  an increase of $49.5 million,  or 281.7%.  This increase  reflects higher  outstanding  debt due to  acquisitions  consummated since March 1, 2000, all of which were financed with debt.

         With respect to EOC,  interest  expense for the three months ended August 31, 2001 was $25.6  million  compared to
$9.2 million for the same period of the prior year,  an increase of $16.4 million or 179.3%.  Interest  expense for the six months  ended  August 31,  2001 was $55.9  million  compared to $17.6  million  for the same  period of the prior year,  an increase of $38.3 million,  or 217.7%.  This increase  reflects higher  outstanding  debt due to  acquisitions  consummated since March 1, 2000.  The  difference  between  interest  expense for Emmis and EOC is due to interest  expense  associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the operations of EOC.

         Other income for the three months ended August 31, 2001 was $0.3  million,  compared to $14.4 million for the same period of the prior  year.  Other  income for the six months  ended  August 31,  2001 was $1.6  million,  compared to $14.2 million for the same period of the prior year.  Other income for the three and six months  ended  August 31, 2000  included a $17.0 million  break-up fee received in connection with the sale of WALR-FM in Atlanta,  Georgia to Cox Radio,  Inc., net
of related expenses and an asset valuation adjustment.

         With respect to Emmis,  our  effective  tax rate for the six months  ended August 31, 2001 was 26.0%,  compared to
44.6% for the same period of the prior year.  With respect to EOC, our  effective  tax rate for the six months ended August
31, 2001 was 19.8%,  compared to 44.6% for the same period of the prior year.  The variance in our  effective tax rate from the statutory tax rate is due to non-deductible  expenses,  primarily  consisting of certain goodwill  amortization that is not deductible for tax purposes.

         During the three  months  ended  August 31,  2001,  EOC repaid  $108.0  million of  indebtedness  under its credit facility,  which  permanently  reduced amounts available  thereunder.  As a result of the early payoff of the indebtedness, the Company recorded an extraordinary loss of approximately  $1.1 million,  net of taxes,  related to unamortized  deferred debt costs.

Liquidity and Capital Resources

    Capital Requirements

         Our primary uses of capital have been  historically,  and are  expected to continue to be,  funding  acquisitions, capital expenditures, working capital and debt service and, in the case of ECC, preferred stock dividend requirements.

         Emmis is  constructing  new operating  facilities  for WALA-TV in Mobile,  Alabama.  The project is expected to be completed  in December of 2001 for an  estimated  cost of $11.3  million of which $6.4  million has been  incurred  through
August 31, 2001. This project will be financed  through cash flows from operating  activities  and/or  borrowings under the credit facility.

    Capital Expenditures

         In the six month periods ended August 31, 2000 and 2001,  we had capital  expenditures  of $10.8 million and $19.5 million,  respectively.  The  capital  expenditures  in the period  ended  August 31,  2001  primarily  related to the WALA operating  facilities  project,  leasehold  improvements  to  various  office and studio  facilities,  broadcast  equipment purchases  and tower  upgrades.  We anticipate  that future  requirements  for capital  expenditures  will include  capital expenditures  incurred  during the ordinary  course of  business,  including  costs  related to our  conversion  to digital television.  We expect to fund such capital  expenditures  with cash  generated  from  operating  activities and borrowings under our credit facility.

    Debt Service and Preferred Stock Dividend Requirements

         As of August 31, 2001,  EOC had $1.272 billion of corporate  indebtedness  outstanding  under our credit  facility
($.972 billion) and senior  subordinated notes ($0.3 billion),  and an additional $18.5 million of other  indebtedness.  As of August 31, 2001, total  indebtedness  outstanding for Emmis included all of EOC's indebtedness as well as $213.4 million of senior discount notes.  Emmis also had $143.8 million of our convertible  preferred stock  outstanding.  All outstanding amounts under our credit  facility bear interest,  at our option,  at a rate equal to the Eurodollar rate or an alternative
Base Rate plus a margin.  As of August 31,  2001,  our  weighted  average  borrowing  rate under our  credit  facility  was approximately  6.8% and our overall weighted average  borrowing rate, after taking into account amounts  outstanding  under our senior subordinated notes and senior discount notes, was approximately 7.9%.

         Based on amounts currently  outstanding under our senior subordinated notes, the debt service  requirements of EOC for these notes over the next  twelve-month  period are $24.4 million.  ECC has no additional debt service  requirements in the next  twelve-month  period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006.  However,  ECC has  preferred  stock  dividend  requirements  of $9.0  million for the next  twelve-month period.  The terms of ECC's  preferred stock provide for a quarterly  dividend  payment of $.78125 per share on October 15,
2001.  While Emmis has  sufficient  liquidity to declare and pay the dividend,  it is not permitted to do so because Emmis'
current  leverage  ratio under the senior  discount notes  indenture  exceeds 8:1. ECC's board of directors set October 12,
2001 as the record date for the October 15, 2001  dividend,  but did not declare the  dividend.  Instead,  on October 15, a wholly-owned,  unrestricted  subsidiary of EOC is making a payment of $.78125 per share to each  preferred  shareholder  of record on October 12,  2001.  This  subsidiary  is permitted to make the payment to the  preferred  shareholders  under the senior  discount notes  indenture.  When ECC is permitted to declare the October 15, 2001  dividend,  we expect ECC's board of directors to do so and to deem the obligation to pay the dividend to have been discharged by the subsidiary's payment.

    Sources of Liquidity

         Our primary sources of liquidity are cash provided by operations and funds  available  under our credit  facility.
At August 31,  2001,  we had cash and cash  equivalents  of $6.5  million  and net  working  capital of $42.4  million.  At
February 28, 2001, we had cash and cash  equivalents  of $59.9 million and net working  capital of $98.0  million.  On June
22, 2001, we effectuated  our corporate  reorganization  (see Note 2) and $93.0 million that was previously  held in escrow was released to us. We used the cash to repay  amounts  outstanding  under the credit  facility.  At September 30, 2001, we had $309.0  million  available  under our credit  facility,  less $6.6 million in outstanding  letters of credit.  Based on current  projections,  by November 30,  2001,  absent  actions to the  contrary by the  Company,  we do not expect to be in compliance with certain  leverage ratios (debt divided by pro forma EBITDA,  as defined) under our credit  facility.  Under the terms of our credit  facility,  our debt is callable if we exceed these  leverage  ratios,  and if our credit  facility debt is called,  the  senior  discount  notes and senior  subordinated  notes  become  callable  as well.  However,  we are currently working with our
lenders to obtain  waivers or  amendments  to remain in  compliance.  We also  believe  we have  access to various  debt or equity markets to prevent or cure any violation.  Based on these options, we do not expect any of our debt to be called.

         Additionally,  our  indentures  related to the senior  discount  notes and the senior  subordinated  notes contain leverage  ratio  covenants of 8:1 and 7:1,  respectively.  Our leverage  ratio under the senior  discount  notes  currently exceeds  8:1 and we expect  that the  leverage  ratio  under the  senior  subordinated  notes  will  exceed 7:1 in the near future.  As a result,  Emmis is  currently , and EOC soon will be,  restricted  in the amount of  additional  debt they can incur,  in their ability to make certain  payments,  and in other respects  outlined in the senior discount notes indenture and the  senior  subordinated  notes  indenture.  Exceeding  these  leverage  ratios is not an event of  default  under the indentures;  it simply triggers these certain  restrictions.  Accordingly,  neither Emmis nor EOC is, or is expected to be, in violation of the indentures.  We believe we can continue to operate our businesses  within the  restrictions  imposed by the indentures.

         As part of our  business  strategy,  we  continually  evaluate  potential  acquisitions  of radio  and  television stations,  as well as publishing  properties.  If we elect to take advantage of future  acquisition  opportunities,  we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.

Intangibles

         At August 31, 2001,  approximately 82% of our total assets consisted of intangible  assets,  such as FCC broadcast licenses,  goodwill,  subscription lists and similar assets, the value of which depends  significantly upon the operational results  of our  businesses.  In the case of our  radio  and  television  stations,  we would  not be able to  operate  the properties  without the related FCC license for each  property.  FCC licenses are renewed every eight years;  consequently, we continually  monitor our stations'  compliance with the various regulatory  requirements.  Historically,  all of our FCC licenses  have been renewed at the end of their  respective  eight-year  periods,  and we expect that all FCC licenses will continue to be renewed in the future.

    New Accounting Pronouncements

         In June 2001,  the FASB issued SFAS No. 142 "Goodwill  and Other  Intangible  Assets" that  requires  companies to cease amortizing goodwill and certain other indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS
142, goodwill and certain  indefinite-lived  intangibles will not be amortized into results of operations,  but instead the recorded  value of certain  indefinite-lived  intangibles  will be tested for  impairment  annually with  impairment  being measured  as the excess of the asset's  carrying  amount over its fair  value.  Intangible  assets that have finite  useful lives will continue to be amortized  over their useful lives and measured for  impairment in accordance  with SFAS 121. Any impairment  loss  resulting  from the initial  adoption of SFAS 142 will be reported as a change in  accounting  principle;
however,  the Company has not yet  determined  whether it will recognize an impairment  loss resulting from adoption.  This statement  will be adopted by the  Company on March 1, 2002.  The  adoption  of this  accounting  standard  will reduce our amortization of goodwill and intangibles.  However, impairment reviews may result in future periodic write-downs.

         In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets"
that addresses  financial  accounting and reporting for the  impairment or disposal of long-lived  assets.  The Company has not yet determined the impact, if any, of adopting SFAS 144.

Regulatory Matters

         Emmis acquired KGMB-TV in Honolulu,  Hawaii as part of the Lee acquisition in October 2000.  Because Emmis already owned  KHON-TV in  Honolulu,  and both KHON and KGMB were rated  among the top four  television  stations  in the  Honolulu market,  FCC regulations  prohibited Emmis from owning both stations.  However,  Emmis received a temporary waiver from the
FCC that has allowed Emmis to operate both stations (and their related  "satellite"  stations).  This temporary  waiver has subsequently been extended to April 1, 2002.

         FCC regulations  require all commercial  television stations in the United States to start broadcasting in digital format by May,  2002 and to  abandon  their  present  analog  format by 2006,  although  the FCC may  extend  these  dates.
Currently,  only 4 of our television stations,  KOIN-TV,  WKCF-TV, WFTX-TV and WALA-TV,  broadcast in digital format. While we timely filed all necessary digital  television  construction  permit  applications with the FCC, most of the rest of our television  stations are not likely to start  broadcasting in digital format by the May 2002 deadline.  We currently cannot predict the implications of our stations' failure to do so.

Quantitative and Qualitative Disclosures About Market Risk

         Management  monitors and evaluates  changes in market  conditions on a regular  basis.  Based upon the most recent review,  management has determined that there have been no material developments  affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Discussion  regarding these items is included in management's  discussion and analysis of financial  condition and results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a party to various legal  proceedings  arising in the ordinary  course of business.  In the opinion of  management  of the  Company,  however,  there are no legal  proceedings  pending  against the Company  likely to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the shareholders of ECC held on June 26, 2001, the following matters received the following votes:

                                                             Votes             Votes
Matter Description                                            For             Against         Abstaining
------------------                                            ---             -------         ----------

1.       Election of Directors:
         Jeffrey H. Smulyan................................83,061,040        3,733,113         7,577,446
         Greg A. Nathanson.................................83,132,849        3,661,304         7,577,446
         Walter Z. Berger..................................83,131,999        3,662,154         7,577,446

2.       Approval of the 2001 Incentive Plan...............69,409,915       13,714,611        11,247,073

3.       Ratification of the Appointment
         of Auditors.......................................86,582,002          205,798         7,583,799

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  The following exhibits are filed or incorporated by reference as a part of this report:

                  3.1      Second  Amended and Restated  Articles of  Incorporation  of Emmis  Communications  Corporation,
                           incorporated  by  reference  from  Exhibit 3.1 to the  Company's  Form 10-K/A for the year ended
                           February 29, 2000, and amendment  relating to Series A cumulative  convertible  preferred stock, incorporated by reference from Exhibit 3.2 to the Company's  registration  statement on Form S-3
                           File No. 333-62172, as amended.

                  3.2      Amended and Restated  Bylaws of Emmis  Communications  Corporation,  incorporated by reference from Exhibit 3.2 to the Company's Form 10-K/A for the year ended February 29, 2000.

                  3.3      Articles of Incorporation of Emmis Operating Company,  incorporated by reference from Exhibit 3.4 to the Company's Form S-3/A filed on June 21, 2001.

                  3.4      Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company's Form
                           S-3/A filed on June 21, 2001.

                  15       Letter re: unaudited interim financial information

         (b) Reports on Form 8-K

                  Neither ECC nor EOC filed reports on Form 8-K during the three months ended August 31, 2001.

                                                        Signatures

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              EMMIS COMMUNICATIONS CORPORATION

Date:  October 15, 2001                                       By:  /s/ WALTER Z. BERGER
                                                              Walter Z. Berger
                                                              Executive Vice President (Authorized Corporate Officer),
                                                              Chief Financial Officer and Treasurer

                                                        Signatures

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              EMMIS OPERATING COMPANY

Date: October 15, 2001                                        By:  /s/ WALTER Z. BERGER
                                                              Walter Z. Berger
                                                              Executive Vice President (Authorized Corporate Officer),
                                                              Chief Financial Officer and Treasurer

Exhibit 15

October 15, 2001

Mr. Walter Z. Berger
Executive Vice President, Chief Financial Officer and Treasurer
Emmis Communications Corporation
One Emmis Plaza
40 Monument Circle Suite 700
Indianapolis, Indiana 46204

Dear Mr. Berger:

We are aware that Emmis  Communications  Corporation  has  incorporated  by reference in its  Registration  Statements Nos.
33-83890,  333-14657,  333-42878,  333-62172  and  333-62160  its Form 10-Q for the quarter  ended August 31,  2001,  which includes our report dated  September 26, 2001 covering the  unaudited  interim  financial  information  contained  therein.
Pursuant  to  Regulation  C of the  Securities  Act of 1933,  that  report  is not  considered  a part of the  registration statements  prepared or certified by our firm or a report  prepared or certified by our firm within the meaning of Sections
7 and 11 of the Act.  It should be noted that we have not performed any procedures subsequent to September 26, 2001.

Very truly yours,

/s/ ARTHUR ANDERSEN LLP
----------------------------------------
ARTHUR ANDERSEN LLP