Form 10-K
period 2002-02-28
EMMIS OPERATING CO
filed 2002-05-14
CIK 1141732

                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                          FORM 10-K

(Mark One)

[  X  ]  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 28,
         2002

[     ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from
        _________ to _________.

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
              (Registrant's Telephone Number,                                       (Registrant's Telephone Number,
                    Including Area Code)                                                 Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

      SECURITIES  REGISTERED  PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value;  6.25% Series A Cumulative
Convertible Preferred Stock, $.01 par value.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of the Registrant's  Knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the  registrant  (1) has filed all documents and reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant  was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ].

      The  aggregate  market  value of the  voting  stock  held by  non-affiliates  of the  registrant,  as of April 30,  2002,  was approximately $1,363,568,000.

      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002, was:

                                     47,790,845    Class A Common Shares, $.01 par value
                                      5,100,127    Class B Common Shares, $.01 par value
                                              0    Class C Common Shares, $.01 par value

      Emmis Operating  Company has 1,000 shares of common stock  outstanding as of April 30, 2002, and all of these shares are owned by Emmis Communications Corporation.

                                                DOCUMENTS INCORPORATED BY REFERENCE

              Documents                                                                     Form 10-K Reference
              ---------                                                                     -------------------

Proxy Statement for 2002 Annual Meeting                                                             Part III

                                           EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                              AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

                                                             FORM 10-K

                                                         TABLE OF CONTENTS

                          Item 5.    Market for Registrant's Common Equity and Related
                                       Shareholder Matters..................................................       22
                          Item 6.    Selected Financial Data................................................       23
                          Item 7.    Management's Discussion and Analysis of Financial

                          Item 9.     Changes in and Disagreements with Accountants

                          Item 12.   Security Ownership of Certain Beneficial Owners

                                                               PART I

ITEM 1.  BUSINESS.

GENERAL

    We are a diversified media company with radio  broadcasting,  television  broadcasting and magazine  publishing  operations.  We operate the sixth  largest  publicly  traded radio  portfolio in the United  States based on total  listeners.  Giving effect to the sale of our two stations in Denver,  we operate  eighteen FM radio  stations and three AM radio  stations in the United  States that serve the  nation's  three  largest  radio  markets of New York City,  Los  Angeles and  Chicago,  as well as  Phoenix,  St.  Louis,
Indianapolis and Terre Haute,  Indiana.  The fifteen television stations we operate serve  geographically  diverse mid-sized markets in the U.S. as well as the large markets of Portland and Orlando and have a variety of television  network  affiliations,  including five with CBS, five with FOX, three with NBC, one with ABC and one with WB.

    Our  strategy is to  selectively  acquire  underdeveloped  media  properties  in  desirable  markets and then to create value by developing  those  properties to increase  their cash flow. We find such  underdeveloped  properties  attractive  because they offer greater  potential for revenue and cash flow growth than mature  properties.  We have been  successful  in acquiring  these types of media  properties  and  improving  their  ratings,  revenues  and cash flow with our  marketing  focus  and  innovative  programming expertise.  We have created  top-performing  radio stations which rank, in terms of primary demographic target audience share, among the top ten stations in the New York City,  Los Angeles and Chicago radio markets  according to the Fall 2001  Arbitron  Survey.  We believe that our strong  large-market  radio  presence and  diversity of station  formats  makes us  attractive to a diverse base of radio  advertisers  and reduces our  dependence  on any one  economic  sector or specific  advertiser.  Since  acquisition,  we have generally improved the margins of our television stations and we believe there is further room for margin improvement.

    In addition to our domestic  broadcasting  properties,  we operate news and agriculture  information  radio networks in Indiana, publish Texas Monthly, Los Angeles,  Atlanta,  Indianapolis Monthly,  Cincinnati,  and Country Sampler and related magazines, have a
59.5%  interest in a national  radio station in Hungary and own 75% of one FM and one AM radio  station in Buenos Aires,  Argentina.
We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

    The following discussion pertains to Emmis  Communications  Corporation ("ECC") and its subsidiaries  (collectively,  "Emmis" or the "Company") and to Emmis Operating  Company and its subsidiaries  (collectively  "EOC").  EOC became a wholly owned subsidiary of
ECC in connection  with the Company's  reorganization  (see Note 1c. to our  consolidated  financial  statements)  on June 22, 2001.
Unless otherwise noted, all disclosures contained in this Form 10-K apply to Emmis and EOC.

BUSINESS STRATEGY

    We are  committed to  maintaining  our  leadership  position in  broadcasting,  enhancing the  performance  of our broadcast and publishing  properties,  and  distinguishing  ourselves  through  the  quality  of  our  operations.  Our  strategy  is to  maximize shareholder value by focusing on the following principles:

    DEVELOP  INNOVATIVE  PROGRAMMING.  We believe that  knowledge of local markets and  innovative  programming  developed to target specific  demographic  groups are the most important  determinants of individual radio and television  station  success.  We conduct extensive  market  research to identify  underserved  segments of the markets we serve or to assure that we are meeting the needs of our target audience.  Utilizing the research results,  we concentrate on providing a focused  programming  format carefully tailored to the demographics of our markets and our audiences' preferences.

    EMPHASIZE  FOCUSED SALES AND MARKETING  STRATEGY.  We design our local and national sales efforts based on advertiser demand and our programming  compared to the competitive  formats within each market. We provide our sales force with extensive training and the technology for  sophisticated  inventory  management  techniques,  which provide  frequent price  adjustments  based on regional and market  conditions.  Furthermore,  additional  company  resources  have been allocated to locate,  hire,  train and retain top sales people.  In fiscal 2002, we implemented  the Emmis Sales Assault Plan (ESAP),  a company-wide  initiative  geared toward  attracting and developing sales leaders in the radio,  television and magazine  industries.  Through February 28, 2002, nearly 100 sales people were added to our workforce under this program, which was incremental to hirings in the normal course of business.

    DEVELOP STRONG LOCAL STATION  IDENTITIES  FOR OUR TELEVISION  STATIONS.  We strive to create  television  stations with a strong local  "brand"  within the station's  market,  allowing  viewers and  advertisers  to identify  with the station while  building the station's  franchise  value.  We believe that aggressive  promotion and strong local station  management,  strategies  which we have found successful in our radio operations,  are critical to the creation of strong local television  stations as well.  Additionally, we believe that the production and  broadcasting of local news and events  programming can be an important link to the community and an aid to the station's  efforts to expand its  viewership.  Local news and events  programming  can provide  access to  advertising sources targeted  specifically to the local or regional  community.  We believe that strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

    PURSUE  STRATEGIC  ACQUISITIONS  AND CREATE CASH FLOW GROWTH BY ENHANCING  STATION  PERFORMANCE.  We have built our portfolio by selectively  acquiring  underdeveloped  media  properties in desirable  markets at reasonable  purchase prices where our experienced management  team has been able to  enhance  value.  We intend to pursue  acquisitions  of radio  stations,  where we  believe we can increase  broadcast cash flow, in our current  markets.  We will also consider  acquisitions of individual  radio stations or groups of radio stations in new markets where we expect we can achieve a leadership  position.  We believe that continued  consolidation in the radio  broadcasting  industry  will create  attractive  acquisition  opportunities  as the number of potential  buyers for radio assets  declines  due to  government  regulations  on the  number of  stations a company  can own in one  market.  We  believe  that attractive  acquisition  opportunities  are also  increasingly  available  in the  television  broadcasting  industry.  We intend to evaluate  acquisitions of magazine  publishing  properties that present  opportunities to capitalize on our management  expertise to enhance cash flow at attractive purchase price multiples with minimal capital requirements.

    ENCOURAGE A PERFORMANCE BASED,  ENTREPRENEURIAL  MANAGEMENT APPROACH. We believe that broadcasting is primarily a local business and that much of its  success is the result of the  efforts of  regional  and local  management  and staff.  We have  attracted  and retained an experienced  team of broadcast  professionals  who understand the viewing and listening  preferences,  demographics  and competitive  opportunities of their  particular  market.  Our  decentralized  approach to station  management gives local management oversight of station spending,  long-range planning and resource allocation at their individual stations,  and rewards all employees based on those  stations'  performance.  In addition,  we encourage  our managers and  employees to own a stake in the company,  and over  95% of all  full-time  employees  have an  equity  ownership  position  in  Emmis.  We  believe  that our  performance  based, entrepreneurial  management  approach has created a distinctive  corporate culture,  making Emmis a highly desirable employer in the broadcasting  industry and significantly  enhancing our ability to attract and retain experienced and highly motivated employees and management.

RADIO STATIONS

    In the following table,  "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio  markets in the United  States.  Market  revenue and ranking  figures are from Duncan's  Radio Market
Guide (2001 ed.). We own a 40% equity  interest in the publisher of Duncan's  Radio Market  Guide.  "Ranking in Primary  Demographic
Target" is the  ranking  of the  station  among all radio  stations  in its market  based on the Fall 2001  Arbitron  Survey.  A "t"
indicates the station tied with another station for the stated ranking.  "Station Audience Share" represents a percentage  generally computed by dividing the average number of persons over age 12 listening to a particular  station  during  specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

                                                                                                 RANKING IN
     STATION                   MARKET                                           PRIMARY            PRIMARY          STATION
       AND                     RANK BY                                        DEMOGRAPHIC        DEMOGRAPHIC       AUDIENCE
     MARKET                    REVENUE            FORMAT                      TARGET AGES          TARGET            SHARE
----------------            -----------   ----------------------           ----------------   ----------------   ------------

Los Angeles, CA                   1
     KPWR-FM                              Contemporary Hit/Urban                 12-24                1               4.0
     KZLA-FM                              Country                                25-54               17t              2.2

New York, NY                      2
     WQHT-FM                              Contemporary Hit/Urban                 12-24                1               5.7
     WQCD-FM                              Contemporary Jazz                      25-54                4               3.4
     WRKS-FM                              Classic Soul/Smooth R&B                25-54               12t              2.7

Chicago, IL                       3
     WKQX-FM                              Alternative Rock                       18-34                4               2.8

Phoenix, AZ                      14
     KTAR-AM                              News/Talk/Sports                       35-64                1               6.8
     KKFR-FM                              Contemporary Hit/Urban                 18-34                2               4.4
     KKLT-FM                              Soft Adult/Contemporary                25-54                7               3.7
     KMVP-AM                              Sports                                 25-54               24t              0.4

St. Louis, MO                    18
     KSHE-FM                              Album Oriented Rock                    25-54                3               4.5
     KPNT-FM                              Alternative Rock                       18-34                1               4.1
     KIHT-FM                              70's Rock                              25-54                6               3.3
     WMLL-FM                              80's Rock                              18-34               13               1.8
     KFTK-FM                              Talk                                   25-54               21               0.8

Indianapolis, IN                 31
     WIBC-AM                              News/Talk/Sports                       35-64                4               8.9
     WYXB-FM                              Soft Adult/Contemporary                25-54                3t              5.6
     WNOU-FM                              Contemporary Hit                       18-34                4               5.5
     WENS-FM                              Adult Contemporary                     25-54                8               3.8

Terre Haute, IN                 171
     WTHI-FM                              Country                                25-54                1              20.5
     WWVR-FM                              Classic Rock                           25-54                2              12.1

    In addition to our other  domestic  radio  broadcasting  operations,  we own and operate  two radio  networks.  Network  Indiana provides news and other  programming to nearly 70 affiliated  radio  stations in Indiana.  AgriAmerica  Network  provides farm news, weather information and market analysis to radio stations across Indiana.

    We also have a 59.5%  interest in a national  radio  station in Hungary and own 75% of one FM and one AM radio station in Buenos
Aires, Argentina.

TELEVISION STATIONS

    In the following table, "DMA Rank" is estimated by the A.C. Nielsen Company  ("Nielsen") as of January 2002.  Rankings are based on the relative size of a station's  market among the 210  generally  recognized  Designated  Market Areas  ("DMAs"),  as defined by
Nielsen.  "Number of Stations in Market" represents the number of television stations ("Reportable  Stations") designated by Nielsen as "local" to the DMA,  excluding  public  television  stations and stations which do not meet minimum Nielsen  reporting  standards
(i.e.,  a weekly  cumulative  audience of less than 2.5%) for reporting in the Sunday through  Saturday,  9:00 a.m. to midnight time period.  "Station Rank" reflects the station's rank relative to other  Reportable  Stations based upon the DMA rating as reported by
Nielsen from 9:00 a.m. to midnight,  Sunday through Saturday during November 2001.  "Station Audience Share" reflects an estimate of the share of DMA  households  viewing  television  received by a local  commercial  station in comparison to other local  commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

                                                                        NUMBER OF                   STATION
  TELEVISION           METROPOLITAN          DMA     AFFILIATION/       STATIONS      STATION      AUDIENCE        AFFILIATION
    STATION             AREA SERVED         RANK        CHANNEL         IN MARKET      RANK          SHARE         EXPIRATION
--------------    ----------------------  -------  ---------------   -------------  ----------   -----------   --------------
WKCF-TV           Orlando, FL                20         WB/18              6             4t            7       December 31, 2009
KOIN-TV           Portland, OR               23         CBS/6              6             2t           12       September 18, 2002(2)
WVUE-TV           New Orleans, LA            43         Fox/8              7             3             8       March 5, 2006
KRQE-TV           Albuquerque, NM            48         CBS/13             7             3            10       September 18, 2002(2)
WSAZ-TV           Huntington, WV-
                  Charleston, WV             61         NBC/3              4             1            19       October 1, 2002 (2)
WALA-TV           Mobile, AL-
                  Pensacola, FL              63         Fox/10             5             4            10       September 1, 2005
KSNW-TV           Wichita, KS                65         NBC/3              4             2            15       September 1, 2005
WLUK-TV           Green Bay, WI              69         Fox/11             6             2t           15       November 1, 2005
KGMB-TV (1)       Honolulu, HI               72         CBS/9              5             2            13       September 18, 2002(2)
KHON-TV (1)       Honolulu, HI               72         Fox/2              5             1            14       August 2, 2006
KGUN-TV           Tucson, AZ                 73         ABC/9              7             2t           12       February 6, 2005
KMTV-TV           Omaha, NE                  75         CBS/3              5             2            15       September 18, 2002(2)
WFTX-TV           Fort Myers, FL             76         Fox/36             4             3t            9              N/A
KSNT-TV           Topeka, KS                138         NBC/27             4             2            12       September 1, 2005
WTHI-TV           Terre Haute, IN           145         CBS/10             3             1            22       December 31, 2005

(1)      We are currently operating KGMB-TV under a temporary waiver issued by the FCC.  We may be required to sell one of these stations.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2)      We are currently in negotiations to extend or renew this affiliation agreement and expect the extension or renewal to be on terms that are reasonably acceptable to us.

    Emmis also owns and operates nine satellite  stations that primarily  re-broadcast  the signal of certain of our local stations.
A local station and its satellite  station are considered  one station for FCC and multiple  ownership  purposes,  provided that the stations are in the same market.

     Each of our television  stations is affiliated  with CBS, NBC, ABC, Fox or WB (each a "Network")  pursuant to a written network affiliation agreement,  except WFTX in Ft. Myers, FL, which is affiliated with Fox pursuant to an oral affiliation  agreement.  Each affiliation  agreement  provides the affiliated  television  station with the right to rebroadcast  all programs  transmitted by the
Network with which the  television  station is  affiliated.  In return,  the Network has the right to sell a substantial  portion of the advertising time during such broadcasts.

    The long  established  networks (ABC,  CBS and NBC) have  historically  paid the  affiliated  station to broadcast the network's programming.  This  network  compensation  payment  varies  depending  on the  time of day that a  station  broadcasts  the  network programming.  Typically,  prime-time  programming  generates the highest hourly network compensation  payments. In the recent years, however,  ABC, CBS and NBC have begun to  eliminate or sharply  reduce  compensation  payments to stations for  clearance of network programming.  In some  cases,  networks  have  undertaken  to cut  compensation  when a  station  is to be sold and the  affiliation agreement is to be assigned or  transferred,  or when an old  affiliation  agreement  has  expired.  The more  recently  established networks (Fox and WB) generally pay little or no cash  compensation for the clearance of network  programming.  They tend,  however, to offer the  affiliated  station  more  advertising  availability  for  local  sale  within  network  programming  than do the long established networks.

    In the twelve months ended February 2000, 2001 and 2002, we received  approximately $1.9 million,  $2.5 million and $4.6 million in network compensation payments, which represented less than 1% of our total net revenues in each year.

PUBLISHING OPERATIONS

    We publish the following magazines through our publishing division:

                                                                          Monthly
                                                                            Paid
                                                                        Circulation
                                                                        ------------
                  Regional Magazines:
                  Texas Monthly                                             300,000
                  Los Angeles                                               174,000
                  Atlanta                                                    68,000
                  Indianapolis Monthly                                       44,000
                  Cincinnati Magazine                                        28,000

                  Specialty Magazines*:
                  Country Sampler and Country Marketplace                   426,000

                  * Our specialty magazines are circulated bimonthly.

INTERNET AND NEW TECHNOLOGIES

     We believe that the  development  and explosive  growth of the Internet  present not only a challenge,  but an opportunity  for broadcasters and publishers.  The primary  challenge is increased  competition for the time and attention of our listeners,  viewers and readers.  The opportunity is to further  enhance the  relationships  we already have with our listeners,  viewers and readers by expanding  products and services  offered by our stations and magazines.  For that reason,  we worked with other media  companies to put together a local media internet venture (LMIV),  which provides content,  website development and hosting services for our radio stations.  In addition,  we have  individuals at each of our properties  dedicated to website  maintenance  and generating  revenues from the property's  website.

     We believe that there are  opportunities to improve and expand our television  operations  utilizing new  technologies  such as those that capitalize on the digital  spectrum and the Internet.  Along with several other major  television  broadcasters and local stations,  we have invested in iBlast  Networks,  the nation's  largest network for  over-the-air  distribution of digital  content, applications and services.

COMMUNITY INVOLVEMENT

    We believe that to be successful,  we must be integrally involved in the communities we serve. To that end, each of our stations participates  in many community  programs,  fundraisers  and  activities  that benefit a wide variety of  organizations.  Charitable organizations that have been the beneficiaries of our marathons, walkathons,  dance-a-thons,  concerts, fairs and festivals include, among others,  United Way's  September  11th Fund,  The March of Dimes,  American  Cancer  Society,  Riley  Children's  Hospital and
research  foundations  seeking  cures for cystic  fibrosis,  leukemia  and AIDS and helping to fight drug abuse.  In addition to our planned  activities,  our  stations and  magazines  take  leadership  roles in community  responses  to natural  disasters,  such as commercial-free news broadcasts covering the events of September 11th.

INDUSTRY INVOLVEMENT

    We have an active  leadership  role in a wide range of  industry  organizations.  Our  senior  managers  have  served in various capacities with industry  associations,  including as directors of the National  Association of Broadcasters,  the Radio Advertising
Bureau,  the Radio Futures Committee,  the Arbitron Advisory Council,  the Fox and CBS Affiliates Boards, and as founding members of the Radio Operators Caucus.  In addition,  our managers have been voted Radio President of the Year and General Manager of the Year,
and at various  times we have been voted  Most  Respected  Broadcaster  in polls of radio  industry  chief  executive  officers  and managers.

COMPETITION

    Radio and television  broadcasting  stations compete with the other  broadcasting  stations in their respective market areas, as well as with other advertising media such as newspapers,  magazines,  outdoor  advertising,  transit  advertising,  the Internet and direct mail marketing.  Cable systems generally do not compete with local stations for programming,  although various national cable networks  from  time to time  have  acquired  programs  that  otherwise  would  have  been  offered  to local  television  stations.
Competition  within the broadcasting  industry occurs  primarily in individual  market areas, so that a station in one market (e.g.,
New York) does not generally  compete with  stations in other markets  (e.g.,  Chicago).  In each of our markets,  our stations face competition from other stations with substantial  financial  resources,  including stations  targeting the same demographic  groups.
In addition to management  experience,  factors which are material to competitive  position include the station's rank in its market in terms of the number of listeners or viewers,  authorized  power,  assigned  frequency,  audience  characteristics,  local program acceptance  and the number  and  characteristics  of other  stations  in the market  area.  We  attempt to improve  our  competitive position with  programming and promotional  campaigns  aimed at the demographic  groups targeted by our stations,  and through sales efforts  designed to attract  advertisers  that have done little or no broadcast  advertising by emphasizing  the  effectiveness  of radio and  television  advertising  in increasing  the  advertisers'  revenues.  Changes in the policies and rules of the FCC permit increased  joint  ownership and joint  operation of local  stations.  Those stations  taking  advantage of these joint  arrangements
(including our New York, Los Angeles,  Phoenix, St. Louis,  Indianapolis and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer  advertisers  more  attractive  rates and services.  Although we believe that each of our stations can compete  effectively in its market,  there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

    Although the  broadcasting  industry is highly  competitive,  some  barriers to entry  exist.  The  operation of a  broadcasting station in the United  States  requires a license  from the FCC,  and the number of stations  that can operate in a given  market is limited  by the  availability  of the  frequencies  that the FCC will  license  in that  market,  as well as by the  FCC's  multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity.

    The broadcasting  industry  historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information,  such as cable television,  the Internet,  satellite television,  audio tapes and compact discs.  We believe  that radio's  portability  in  particular  makes it less  vulnerable  than other media to  competition  from new methods of distribution or other technological  advances.  There can be no assurance,  however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

ADVERTISING SALES

    Our stations and magazines  derive their  advertising  revenue from local and regional  advertising in the marketplaces in which they  operate,  as well as from the sale of  national  advertising.  Local  and  most  regional  sales  are made by a  station's  or magazine's  sales staff.  National sales are made by firms  specializing  in such sales which are  compensated on a  commission-only basis.  We  believe  that the  volume of  national  advertising  revenue  tends to adjust to shifts in a  station's  audience  share position more rapidly than does the volume of local and regional  advertising  revenue.  During the twelve months ended February 28,
2002,  approximately  27% of our total net revenues  were derived from  national  sales and 73% were derived from local and regional sales.  For the year ended  February 28, 2002,  our radio  stations  derived a higher  percentage  of their  revenues from local and regional sales (79%) than our television (63%) and publishing entities (76%).

EMPLOYEES

    As of February 28, 2002 Emmis had approximately  2,500 full-time  employees and approximately 550 part-time  employees.  We have approximately  215  employees at various  radio and  television  stations  represented  by unions.  We consider  relations  with our employees to be good.

FEDERAL REGULATION OF BROADCASTING

    Television and radio  broadcasting  are subject to the jurisdiction of the Federal  Communications  Commission (the "FCC") under the  Communications  Act of 1934,  as  amended  (and,  as  amended  by the  Telecommunications  Act of 1996 (the  "1996  Act")  (the
"Communications  Act").  Television or radio  broadcasting is prohibited  except in accordance with a license issued by the FCC upon a finding that the public  interest,  convenience and necessity would be served by the grant of such license.  The FCC has the power to revoke  licenses  for,  among other  things,  false  statements  made in  applications  or willful or repeated  violations of the
Communications  Act or of FCC rules. In general,  the  Communications  Act provides that the FCC shall allocate  broadcast  licenses for  television  and radio  stations  in such  manner as will  provide a fair,  efficient  and  equitable  distribution  of  service throughout the United States. The FCC determines the operating  frequency,  location and power of stations;  regulates the equipment used by stations;  and regulates  numerous  other areas of television  and radio  broadcasting  pursuant to rules,  regulations  and policies adopted under authority of the  Communications  Act. The Communications  Act, among other things,  prohibits the assignment of a  broadcast  license or the  transfer of control of an entity  holding  such a license  without  the prior  approval of the FCC.
Under the  Communications  Act,  the FCC also  regulates  certain  aspects of the  operation of cable  television  systems and other electronic media that compete with broadcast stations.

    The following is a brief summary of certain  provisions of the  Communications Act and of specific FCC regulations and policies.
Reference  should be made to the  Communications  Act as well as FCC rules,  public  notices and  rulings  for  further  information concerning the nature and extent of federal  regulation of radio and television  stations.  Other  legislation  has been  introduced from time to time  which  would  amend the  Communications  Act in  various  respects  and the FCC from time to time  considers  new regulations or amendments to its existing  regulations.  We cannot predict  whether any such  legislation  will be enacted or new or amended FCC regulations will be adopted or what their effect would be on Emmis.

LICENSE RENEWAL.  Radio and television  stations operate pursuant to broadcast  licenses that are ordinarily  granted by the FCC for maximum  terms of eight years and are subject to renewal upon  application  to the FCC. Our licenses  currently  have the  following expiration dates, until renewed:

            WENS-FM (Indianapolis)                       August 1, 2004
            WIBC-AM (Indianapolis)                       August 1, 2004
            WNOU-FM (Indianapolis)                       August 1, 2004
            WYXB-FM (Indianapolis)                       August 1, 2004
            WTHI-FM (Terre Haute)                        August 1, 2004
            WWVR-FM (Terre Haute)                        August 1, 2004
            WSAZ-TV (Huntington)                         October 1, 2004
            WKQX-FM (Chicago)                            December 1, 2004
            WMLL-FM (St. Louis)                          December 1, 2004
            KSHE-FM (St. Louis)                          February 1, 2005
            WFTX-TV (Fort Myers)                         February 1, 2005
            WKCF-TV (Orlando)                            February 1, 2005
            KFTK-FM (St. Louis)                          February 1, 2005
            KIHT-FM (St. Louis)                          February 1, 2005
            KPNT-FM (St. Louis)                          February 1, 2005
            WALA-TV (Mobile)                             April 1, 2005
            WVUE-TV (New Orleans)                        June 1, 2005
            WTHI-TV (Terre Haute)                        August 1, 2005
            KKLT-FM (Phoenix)                            October 1, 2005
            KKFR-FM (Phoenix)                            October 1, 2005
            KTAR-AM (Phoenix)                            October 1, 2005
            KMVP-AM (Phoenix)                            October 1, 2005
            KPWR-FM (Los Angeles)                        December 1, 2005
            WLUK-TV (Green Bay)                          December 1, 2005
            KZLA-FM (Los Angeles)                        December 1, 2005
            KREZ-TV (Durango)                            April 1, 2006
            WQHT-FM (New York)                           June 1, 2006
            WQCD-FM (New York)                           June 1, 2006
            WRKS-FM (New York)                           June 1, 2006
            KSNW-TV (Wichita)                            June 1, 2006
            KMTV-TV (Omaha)                              June 1, 2006
            KSNT-TV (Topeka)                             June 1, 2006
            KSNG-TV (Garden City)                        June 1, 2006
            KSNC-TV (Great Bend)                         June 1, 2006
            KSNK-TV (McCook-Oberlin)                     June 1, 2006
            KRQE-TV (Albuquerque)                        October 1, 2006
            KGUN-TV (Tucson)                             October 1, 2006
            KBIM-TV (Roswell)                            October 1, 2006
            KHON-TV (Honolulu)                           February 1, 2007
            KAII-TV (Maui)                               February 1, 2007
            KHAW-TV (Hawaii)                             February 1, 2007
            KOIN-TV (Portland)                           February 1, 2007
            KGMB-TV (Honolulu)                           February 1, 2007
            KGMD-TV (Hawaii)                             February 1, 2007
            KGMV-TV (Maui)                               February 1, 2007

    Under the  Communications  Act, at the time an application is filed for renewal for a station license,  parties in interest,  as well as members of the public,  may apprise the FCC of the service the station has provided  during the  preceding  license term and urge the denial of the  application.  If such a petition to deny  presents  information  from which the FCC concludes (or if the FCC concludes on its own motion) that there is a  "substantial  and material"  question as to whether  grant of the renewal  application would be in the public interest under  applicable  rules and policy,  the FCC may conduct a hearing on specified issues to determine whether the renewal  application should be granted.  The  Communications Act provides for the grant of a renewal  application upon a finding by the FCC that the licensee:

o    has served the public interest, convenience and necessity;
o    has committed no serious violations of the Communications Act or the FCC rules; and
o    has committed no other violations of the Communications Act or the FCC rules which would constitute a pattern of abuse.

     If the FCC cannot  make such a finding,  it may deny the  renewal  application,  and only then may the FCC  consider  competing applications  for the same frequency.  In a vast majority of cases,  the FCC renews a broadcast  license even when petitions to deny have been filed against the renewal application.

    REVIEW OF OWNERSHIP  RESTRICTIONS.  The 1996 Act requires the FCC to review all of its broadcast ownership rules every two years to determine  whether the public interest  dictates that such rules be repealed or modified.  The first biennial review concluded on
June 20, 2000. In its first  biennial  review  report,  the FCC stated its intention to commence  several  separate  proceedings  to examine various ownership rules.  The upcoming 2002 biennial review will generate similar proceedings.

    RADIO OWNERSHIP.  Under FCC rules,  with limited  exceptions,  the number of radio stations that may be owned by one entity in a given radio market is dependent upon the number of commercial radio stations in that market:

o    if the market has 45 or more  commercial  radio stations,  one entity may own up to eight  stations,  not more than five of which may be in the same service (AM or FM);
o    if the market has between 30 and 44  commercial  radio  stations,  one entity may own up to seven  stations,  not more than four of which may be in the same service;
o    if the market has between 15 and 29 commercial  radio stations,  a single entity may own up to six stations,  not more than four of which may be in the same service; and
o    if the market has  fourteen or fewer  commercial  radio  stations,  one entity may own up to five  stations,  not more than three of which may be in the same  service,  except that one entity may not own more than fifty  percent of the stations in the market.

    Each of the markets in which our radio stations are located has at least 15 commercial radio stations.

    The FCC has been aggressive in examining issues of market concentration when considering radio station acquisitions,  even where the  numerical  limits  described  above are not violated.  In some  instances,  the FCC has delayed its approval of proposed  radio station  purchases  because of market  concentration  concerns,  and in one recent case, the FCC ordered an  evidentiary  hearing to determine  whether a proposed  transaction  would result in excessive  concentration.  Additionally,  in its biennial review report, the FCC stated its intention to launch a proceeding  to examine  possible  revisions to the manner in which the FCC counts  stations and defines a radio "market" for purposes of determining  compliance with the local radio multiple ownership  restrictions.  The FCC initiated the proceeding in December 2000. In November 2001 the FCC subsumed this  proceeding into a more  comprehensive  proceeding to review all aspects of the agency's  local radio  multiple  ownership  rules,  including,  among other  things,  whether it may or should  modify its local  radio  multiple  ownership  rules to address  concerns  of undue  market  concentration.  The FCC has also requested comment on future regulatory treatment of radio time brokerage  agreements (also known as "local marketing  agreements" or
"LMA's") and radio joint sales agreements.

    TELEVISION  OWNERSHIP.  Pursuant to the 1996 Act, the FCC substantially  revised its local television ownership rules (including its television "duopoly" rule and radio/television  cross-ownership  rule) in an August 2000 decision, as modified by a January 2002 reconsideration  order.  The FCC's  revised  television  duopoly  rule permits an entity to own two or more  television  stations in separate  Designated Market Areas ("DMAs").  The rule also permits an entity to own two or more television  stations in the same DMA if:

o    the coverage areas of the stations do not overlap, or
o    at least eight,  independently-owned  and -operated  full-power  non-commercial and commercial operating stations (known as
     "voices")  will  remain  in the  market  post-merger,  and one of the two  commonly-owned  stations  is not  among the top four television stations in the market (based on audience share ratings).

    The Commission will consider permanent waivers of its television duopoly rule where one of the stations is:

o    a "failed station," i.e., off-air for more than four months, or involved in an involuntary bankruptcy proceeding;
o    a "failing station," i.e., having a low audience share and financially struggling; or
o    an unbuilt facility, where the permittee has made substantial progress towards constructing the facility.

    The  television  duopoly rule was appealed to the United  States  Court of Appeals for the District of Columbia  Circuit  ("D.C.
Circuit").  In April 2002 the D.C.  Circuit  issued a decision  remanding the rule to the FCC for further  consideration.  The court found that the FCC had not  justified  excluding  media other than  television  stations  as "voices" to be counted for  purposes of determining compliance with the rule.

    Our acquisition of the Lee Enterprises  stations required a waiver of the television duopoly rule because the signals of KHON-TV and KGMB-TV (one of the Lee Enterprises  stations)  overlap,  the stations serve the same market,  and both stations are rated among the top four in that  market.  In  approving  the  acquisition,  the FCC granted a temporary  waiver of the rule,  ordering  that an application  for  divestiture of either  KHON-TV or KGMB-TV (plus  associated  "satellite"  stations) be filed on or before April 1,
2001; that deadline was  subsequently  extended at our request to April 1, 2002. We have filed a request for a further  extension to and  including  April 1, 2003.  That  request  has been  opposed  by a Honolulu  broadcaster,  and the FCC has  required  us to file additional  information  concerning our  divestiture  efforts,  which we have done. The FCC has extended our waiver to and including
July 1, 2002,  pending  its review of the  information  we have  submitted.  In  addition  to  responding  to the FCC's  request for information,  we have filed a request for interim relief, asking that the divestiture  requirement be stayed,  pending review of the duopoly rule that will be undertaken  pursuant to the court remand described above and the 2002 biennial  review.  We cannot predict whether either the extension request or the request for interim relief will be granted.

    The FCC's revised radio/television  cross-ownership rule generally permits the common ownership of the following combinations in the same market, to the extent permitted under the FCC's television duopoly rule:

o    up to two commercial  television stations and six commercial radio stations or one commercial  television station and seven commercial radio stations in a market where at least 20 independent media voices will remain post-merger;
o    up to two  commercial  television  stations and four  commercial  radio  stations in a market where at least 10 independent media voices will remain post-merger; and
o    two commercial  television  stations and one commercial  radio station in a market  regardless of the number of independent media voices that will remain post-merger.

The Commission will consider permanent waivers of its revised  radio/television  cross-ownership rule only if one of the stations is a "failed station."

    Pursuant to the 1996 Act, the FCC also revised its  restriction  on the national  ownership of television  stations in an August
2000  decision,  as reaffirmed  by a January 2002 order.  The revised FCC rules  restrict the ownership of television  stations on a nationwide  basis to stations  reaching,  in the  aggregate,  no more than 35 percent of the total national  audience.  In response, certain  TV  group  owners  filed  comments  with the FCC  and/or  appeals  in the D.C.  Circuit  seeking  elimination,  or at least relaxation,  of this limit. In February 2002, the D.C. Circuit issued a decision  requiring the FCC to initiate further  proceedings to justify its  decision  to retain the 35 percent  national  television  reach  limitation.  In the same  decision,  the court also vacated the FCC's rule prohibiting  common ownership of a television  station and a cable television  system in the same market.  In early  April  2002,  the FCC  granted  Viacom/CBS  a stay of the May 2002  deadline  that the FCC had set for the  network to divest certain of its television  stations in order to come into  compliance  with the 35 percent cap; the stay will remain in effect until one year after the FCC  completes  review of the  "national  cap" as required by the court's  decision.  Fox has  obtained a similar stay.  The FCC and certain  private  parties  have asked the court to  reconsider  its  decision,  arguing in part that the decision imposes too  stringent  a standard on the  Commission  for  retention  of  existing  rules in the context of the  agency's  biennial reviews.

    Current FCC rules also prohibit  common  ownership of a daily  newspaper  and a radio or television  station in the same market.
Pursuant to its biennial review report, the FCC has initiated a proceeding  requesting comment on whether to eliminate,  or at least relax, this restriction.

    We cannot  predict  the  ultimate  outcome of the  proceedings  described  above,  future  biennial  reviews or other  agency or legislative initiatives or the impact, if any, that they will have on our business.
                                                                                     =

   ALIEN  OWNERSHIP.  Under the  Communications  Act, no FCC  license may be held by a  corporation  if more than  one-fifth  of its capital stock is owned or voted by aliens or their  representatives,  a foreign government or representative  thereof,  or an entity organized under the laws of a foreign country  (collectively,  "Non-U.S.  Persons").  Furthermore,  the  Communications Act provides that no FCC license may be granted to an entity  directly or indirectly  controlled by another entity of which more than  one-fourth of its capital  stock is owned or voted by Non-U.S.  Persons if the FCC finds that the public  interest will be served by the denial of such license.  The FCC staff has  interpreted  this provision to require an  affirmative  public  interest  finding to permit the grant or  holding of a license,  and such a finding  has been made only in limited  circumstances.  The  foregoing  restrictions  on alien  ownership  apply in modified form to other types of business  organizations,  including  partnerships  and limited  liability companies.  Our Amended and Restated  Articles of  Incorporation  and Code of By-Laws  authorize  the Board of Directors to prohibit such restricted alien ownership,  voting or transfer of capital stock as would cause Emmis to violate the  Communications Act or FCC regulations.

    ATTRIBUTION OF OWNERSHIP  INTERESTS.  In applying its ownership rules, the FCC requires the "attribution" of broadcast  licenses held by a  broadcasting  company to  certain of the  company's  stockholders,  officers  or  directors,  such that there  would be a violation of FCC regulations  where such a stockholder,  officer or director and the  broadcasting  company  together held more than the permitted  number of stations or a prohibited  combination  of media  outlets in the same market.  The FCC's  attribution  rules generally deem the following relationships and interests to be attributable for purposes of the FCC's ownership restrictions:

o    all officers and directors of a licensee and its (in)direct parent(s);
o    voting stock interests of at least five percent;
o    stock interests of at least 20 percent,  if the holder is a passive  institutional  investor (i.e.,  investment  companies, insurance companies, banks);
o    any  equity  interest  in a limited  partnership  or  limited  liability  company  where the  limited  partner or member is
     "materially involved" in the media-related activities of the LP or LLC;
o    equity and/or debt  interests  which,  in the  aggregate,  exceed 33 percent of the total asset value of a station or other media entity (the  "equity/debt  plus policy"),  if the interest  holder  supplies more than 15 percent of the station's  total weekly  programming  (usually  pursuant  to a time  brokerage,  local  marketing  or  network  affiliation  agreement)  or is a same-market media entity (i.e., broadcast company or newspaper).

    To assess whether a voting stock interest in a direct or indirect parent  corporation of a broadcast  licensee is  attributable, the FCC uses a "multiplier"  analysis in which  non-controlling  voting stock  interests are deemed  proportionally  reduced at each non-controlling link in a multi-corporation ownership chain.

    In the January 2001  attribution  reconsideration  order,  the FCC eliminated its "single  majority  shareholder  exemption" for purposes of the  broadcast  attribution  rules.  The  exemption  had  provided  that,  in cases where one person or entity  (such as
Jeffrey  H.  Smulyan  in the case of Emmis)  held  more than 50  percent  of the  combined  voting  power of the  common  stock of a broadcasting  company, a minority  shareholder of the company generally would not be deemed to hold an attributable  interest in the company.  Although  the  FCC  eliminated  the  single  majority  shareholder  exemption,  it  grandfathered  minority  interests  in broadcasting  companies  with single  majority  shareholders  where the  interests  were  acquired  prior to December  14, 2000 (the adoption  date of the  January  2001  reconsideration  order).  The FCC's  decision to  eliminate  the single  majority  shareholder exemption was called into question by a recent federal court  decision,  which reversed and remanded the FCC's decision to eliminate the  corresponding  exemption for purposes of the cable  television  attribution  rules.  In light of that decision,  the Commission initiated a proceeding to review the single majority  shareholder  exemption in both the cable and broadcast contexts.  The FCC also has issued an order  suspending  enforcement of the elimination of the single majority  shareholder  exemption for the broadcast and
MDS industries pending resolution of the cable  ownership/attribution  proceeding.  Thus, the single majority shareholder  exemption is still technically in force.

    Should the FCC ultimately eliminate the exemption,  any minority interests in Emmis acquired on or after December 14, 2000, will not be exempt from attribution,  despite Mr. Smulyan's  majority interest.  Moreover,  in the event that Mr. Smulyan no longer holds more than 50 percent  of the voting  power,  the  interests  of  grandfathered  minority  shareholders  which had  theretofore  been considered  nonattributable  would become  attributable,  such that any other media  interests held by these  shareholders  would be combined with Emmis' media  interests for purposes of  determining  compliance  with FCC ownership  rules.  Mr.  Smulyan's  level of voting  control could  decrease to or below 50 percent as a result of transfers of common stock  pursuant to agreement or conversion of the Class B Common  Stock into Class A Common  Stock.  In the event of  noncompliance  with the FCC's  attribution  rules,  steps required to achieve compliance could include  divestitures by either the shareholder or Emmis, as the situation  dictates.  Further, an attributable  interest of any shareholder  (including  grandfathered  minority  interests) in another  broadcast station or other media  entity  in a market  where  Emmis  owns or seeks to  acquire  a  station  is still  subject  to  review  by the FCC under its
"equity/debt  plus  policy," and could result in Emmis being unable to obtain one or more FCC  authorizations  needed to conduct its broadcast  business or FCC  consents  necessary  for future  acquisitions.  Conversely,  Emmis'  media  interests  could  operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.

    ASSIGNMENTS AND TRANSFERS OF CONTROL.  The  Communications  Act prohibits the assignment of a broadcast  license or the transfer of control of a broadcast  licensee  without the prior approval of the FCC. In determining  whether to grant such approval,  the FCC considers a number of factors,  including  compliance  with the various rules limiting  common  ownership of media  properties,  the
"character" of the licensee and those persons holding  attributable  interests  therein,  compliance with the  Communications  Act's limitations on alien  ownership as well as other  statutory and regulatory  requirements.  When evaluating an assignment or transfer of control  application,  the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast  license or  transfer  of control of the  licensee  to a party other than the  assignee  or  transferee  specified  in the application.

    PROGRAMMING AND OPERATION.  The Communications  Act requires  broadcasters to serve the "public interest." Since the late 1970s, the FCC  gradually  has relaxed or  eliminated  many of the more  formalized  procedures  it developed  to promote the  broadcast of certain  types of  programming  responsive  to the needs of a station's  community  of license.  However,  licensees  continue to be required to present  programming  that is responsive to community  problems,  needs and  interests and to maintain  certain  records demonstrating  such  responsiveness.  Federal law  prohibits  the  broadcast of obscene  material  and  regulates  the  broadcast of indecent  material,  which  is  subject  to  enforcement  action  by the FCC.  Complaints  from  listeners  concerning  a  station's programming  often will be considered by the FCC when it evaluates the licensee's  renewal  applications,  although such  complaints may be filed by concerned  parties and considered by the FCC at any time.  Stations also must pay regulatory  and  application  fees and follow  various rules  promulgated  under the  Communications  Act that  regulate,  among other things,  political  advertising, sponsorship  identification,  contest and lottery  advertisements,  and technical  operations,  including  limits on radio frequency radiation.

    In 1992, Congress enacted the Cable Television  Consumer Protection and Competition Act of 1992 (the "1992 Cable Act").  Certain
provisions of this law, such as signal carriage and retransmission consent, have a direct effect on television broadcasting.

    In April 1997, the FCC adopted rules that require  television  broadcasters to provide digital  television ("DTV") to consumers.
The FCC also adopted a table of allotments  for DTV,  which assigns  eligible  broadcasters a second channel on which to provide DTV service.  The  FCC's  DTV  allotment  plan is based  on the use of a  "core"  DTV  spectrum  between  channels  2-51.  Although  the
Communications  Act  mandates  that each  television  station  return  one of its two  channels  to the FCC by the end of 2006,  the
Balanced Budget Act of 1997 may  effectively  extend the transition  deadline in some markets by allowing  broadcasters to keep both their analog and digital  licenses  until at least 85 percent of  television  households in their  respective  markets can receive a digital  signal.  Local zoning laws and the lack of qualified  tall-tower  builders to construct  the  facilities  necessary for DTV operations,  among other factors,  including the pace of DTV production and sales,  may cause delays in the DTV transition.  The FCC has announced  that it will review the progress of DTV every two years and make  adjustments  to the 2006 target date, if necessary.
The FCC is also considering cable operators'  obligations to carry the digital signals of broadcast television  stations,  including the  obligations  that should  exist  during the DTV  transition  period,  when  broadcasters'  analog and digital  signals  will be operating simultaneously.

    Television  broadcasters  are allowed to use their DTV channels  according to their best business  judgment,  provided that they continue to offer at least one free  programming  service that is at least  comparable to today's analog service.  Digital  services and  programming  can include  multiple  standard  definition  program  channels,  data transfer,  subscription  video,  interactive materials,  and audio  signals  (so-called  "ancillary"  services).  The FCC has imposed a fee of five  percent of the annual  gross revenues for television  broadcasters'  use of the DTV spectrum to offer ancillary  services.  The form and amount of these fees may have a  significant  effect on the  profitability  of such  services.  Broadcasters  will not be required  to air "high  definition"
programming or,  initially,  to simulcast their analog  programming on the digital  channel.  Affiliates of ABC, CBS, NBC and Fox in the top 10  television  markets  were  required  to be on the air with a digital  signal by May 1,  1999,  and  affiliates  of those networks in markets 11-30,  including  KOIN-TV,  were required to be on the air with a digital  signal by November 1, 2000;  KOIN-TV complied with this deadline.  The remaining  commercial  stations,  including all other  television  stations  owned by Emmis,  were required  to file DTV  construction  permit  applications  by November  1, 2000,  and were  required to be on the air with a digital signal by May 1,  2002,  absent an  extension  on a  station-by-station  basis.  All  Emmis'  stations  met the  November  1,  2000, application  deadline.  Stations  WALA,  WKCF,  and WFTX met the May 1, 2002 on-air  deadline,  and the deadline for all other Emmis stations has been  extended by the FCC to and  including  November 1, 2002.  Additionally,  all of the Emmis  stations  filed timely applications  to "maximize"  (expand the coverage of) the DTV  facilities in those cases where it was deemed  appropriate to protect the stations from interference from low power television broadcasters.

    In January  2001,  the FCC  issued a further  order on DTV  transition  issues,  setting a number of  deadlines  for  commercial broadcasters.  By the end of December 2002,  commercial  stations with both analog and digital  channel  assignments  within the DTV core spectrum  (channels 2-51) must elect the channel they will use for  broadcasting  after the transition is complete.  By the end of December 2004, commercial  broadcasters not replicating their existing analog service areas will lose interference  protection in those portions of their existing  service areas not covered by their digital signals.  Also by the end of December 2004,  commercial broadcasters must provide a stronger digital signal to their communities of license than was previously required.

    In November 2001, the FCC issued a reconsideration  order on DTV transition issues, which modified many of the rules established in January  2001.  Specifically,  the  reconsideration  order  temporarily  defers the FCC's  previously  established  deadlines for broadcasters  to: (1) choose their permanent  post-transition  DTV channel;  (2) provide a DTV signal that  replicates  their analog service area; and (3) build  maximized DTV  facilities.  The FCC intends to establish  deadlines for these  requirements in its next periodic  review of the DTV  transition  and  emphasized  that none of the deadlines will be after the later of December 31, 2006 or the date by which 85 percent of the  television  households  in a  licensee's  market are  capable of  receiving  the signals of DTV stations.  The order also permits  broadcasters to request special  temporary  authority to construct initial minimal DTV facilities
(i.e.,  facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities.  The order further allows commercial  stations subject to the May 1, 2002 construction  deadline (i.e.,  stations not in the top 30 markets) to initially broadcast a digital signal during prime time hours only.

    The FCC has authorized the provision of video programming  directly to home subscribers  through  high-powered  direct broadcast satellites  ("DBS").  DBS systems currently are capable of broadcasting over 500 channels of digital  television service directly to subscribers'  equipment  with  18-inch  receiving  dishes and  decoders.  At this time,  several  entities  provide  DBS  service to consumers  throughout the country.  Other entities hold DBS licenses,  but have not yet commenced service.  DBS operators may import distant network signals into local television  markets where the individual  household that would receive the distant network signal is not capable of receiving a sufficiently  strong  "over-the-air"  signal of the local network  affiliate of the given network.  In
November 1999,  Congress enacted the Satellite Home Viewer  Improvement Act ("SHVIA") which authorizes DBS companies also to provide local television signals to their subscribers  pursuant to a retransmission  consent agreement with the station.  In March 2000, the
FCC adopted  regulations  governing  the  statutory  requirements  for "good faith"  negotiations  and  non-exclusive  agreements in retransmission  consent  contracts  between  broadcasters  (and all  multichannel  video  program  distributors).  Broadcasters  are required to  negotiate  non-exclusive  retransmission  consent  agreements  in good faith until  January 1, 2006;  however,  the law explicitly provides that broadcasters may enter into agreements with competing DBS carriers on different terms.

Moreover,  effective  January 1, 2002,  local  television  stations became  entitled to  "must-carry"  rights on a DBS system if the system is providing  any local  television  station(s) to its  subscribers.  SHVIA also  "grandfathered"  delivery of the signals of television  stations  via DBS to certain  subscribers  who may have been  receiving  such  signals  in  violation  of prior law.  In
November 2000, the FCC adopted rules to implement  SHVIA  provisions  regarding  "local-into-local"  satellite  service,  must-carry election  cycle rules and related  policies  for  satellite  carriage of  broadcast  signals.  Under the new FCC rules,  a broadcast television  station must affirmatively  elect must-carry status to require a DBS operator to carry its station;  the first elections were due by July 1, 2001. In response to a challenge to certain  provisions of SHVIA,  a panel of the U.S.  Court of Appeals for the
Fourth Circuit upheld the  requirement  that DBS operators carry the signal of all local  television  stations in markets where they elect to carry any local  signals.  The court also  upheld an FCC rule that  permits  DBS  operators  to offer all local  television stations on a single tier or on an a la carte basis.  The rule allows  consumers to choose  between the two options.  In response to broadcasters' first elections,  DBS operators issued a large number of carriage denial letters,  prompting the FCC to issue an order in September 2001  clarifying the DBS mandatory  carriage rules.  In particular,  the FCC emphasized  that a satellite  carrier must have a "reasonable basis" for rejecting a broadcast station's carriage request.

    There are FCC rules and policies,  and rules and policies of other federal  agencies,  that regulate  matters such as the use of auctions  to resolve  mutually  exclusive  application  requests,  network-affiliate  relations,  the  ability of stations to obtain exclusive rights to air syndicated  programming,  cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

    Failure to observe FCC rules and policies can result in the  imposition of various  sanctions,  including  monetary  fines,  the grant of "short" (less than the maximum  term) license  renewal terms or, for  particularly  egregious  violations,  the denial of a license renewal application or the revocation of a license.

    ADDITIONAL  DEVELOPMENTS  AND PROPOSED  CHANGES.  The  Commission  has adopted  rules  implementing  a new low power FM ("LPFM")
service.  The FCC has  begun  accepting  applications  for LPFM  stations  and has  granted  some of those  applications.  We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

    The FCC has also authorized two companies to launch and operate  satellite  digital audio radio service  ("SDARS")  systems on a nationwide basis. One of those companies,  Sirius Satellite Radio,  Inc. has launched three satellites and began commercial  service in a few cities in February  2002.  The other  company,  XM Radio,  has  launched two  satellites  and is now  providing  nationwide service.  Currently,  the FCC is considering a proposal to permit SDARS to be supplemented by terrestrial  "repeating"  transmitters designed to fill  "gaps" in  satellite  coverage.  Also,  the FCC has  undertaken  an inquiry  regarding  rules for the  terrestrial broadcast of digital  signals.  Among other issues,  this inquiry  addresses the need for spectrum  outside the existing FM band and the role of existing  broadcasters.  A technical  standard for the  provision of  terrestrial  digital radio  broadcasting  has been developed and is currently before the FCC.  We cannot predict the impact of SDARS on our radio stations' listenership.

    In November 1999, the Commission  released  proposed rules for  terrestrial  digital audio  broadcasting  ("DAB").  The proposed rules would permit  existing AM and FM stations to operate on their  current  frequencies  in either full analog mode,  full digital mode,  or a  combination  of both (at reduced  power).  DAB  technology  is still  evolving,  and it is not yet certain  whether DAB transmission as proposed will be feasible.

    In  January  2001,  the  D.C.  Circuit  concluded  that  the  FCC's  Equal  Employment   Opportunity  ("EEO")  regulations  were
unconstitutional.  Accordingly,  broadcasters  are currently not subject to FCC-imposed EEO  regulations.  In December 2001, the FCC solicited public comment on proposed new EEO affirmative action rules.  This proceeding remains pending,.

    Congress and the FCC have under  consideration,  and may in the future  consider and adopt,  new laws,  regulations and policies regarding a wide variety of matters that could,  directly or indirectly,  affect the operation,  ownership and  profitability of our broadcast  stations,  result in the loss of audience share and  advertising  revenues for our broadcast  stations  and/or affect our ability to acquire additional broadcast stations or finance such acquisitions.  Such matters include, but are not limited to:

o    proposals to impose spectrum use or other fees on FCC licensees;
o    proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies;
o    proposals to change rules relating to political broadcasting;
o    technical and frequency allocation matters;
o    AM stereo broadcasting;
o    proposals to permit expanded use of FM translator stations;
o    proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
o    proposals to tighten safety guidelines relating to radio frequency radiation exposure;
o    proposals permitting FM stations to accept formerly impermissible interference;
o    proposals to reinstate holding periods for licenses;
o    changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;
o    proposals to limit the tax deductibility of advertising expenses by advertisers.

    We cannot predict whether any proposed  changes will be adopted,  what other matters might be considered in the future,  or what impact, if any, the implementation of any of these proposals or changes might have on our business.

    The  foregoing  is only a brief  summary of certain  provisions  of the  Communications  Act and of  specific  FCC  regulations.
Reference should be made to the  Communications Act as well as FCC regulations,  public notices and rulings for further  information concerning the nature and extent of federal regulation of broadcast stations.

GEOGRAPHIC FINANCIAL INFORMATION

    The Company's  segments operate  primarily in the United States with one national radio station located in Hungary and two radio stations located in Argentina.  The following tables summarize relevant financial information by geographic area:

                                                               For the year ended February 28 (29),
                                                          2000                2001                2002
                                                    -----------------    ---------------     ---------------
                                                                          (In Thousands)
           Net Revenues:
               Domestic                             $         316,454    $       456,040     $       517,082
               International                                    8,811             14,578              16,698
                                                    -----------------    ---------------     ---------------
               Total                                          325,265            470,618             533,780
                                                    =================    ===============     ===============

                                                                      As of February 28 (29),
                                                           2000                2001               2002
                                                    -----------------    ---------------     ---------------
                                                                          (In Thousands)
           Noncurrent Assets:
               Domestic                             $       1,181,640    $     2,263,796     $     2,229,680
               International                                   32,950             27,970              16,867
                                                    -----------------    ---------------     ---------------
               Total                                        1,214,590          2,291,766           2,246,547
                                                    =================    ===============     ===============

    With respect to EOC, the above information would be identical,  except domestic  noncurrent assets would be $2,218,750 and total noncurrent assets would be $2,235,617 as of February 28, 2002.

ITEM 2.  PROPERTIES.

    The following  table sets forth  information  as of February 28, 2002 with respect to offices,  studios and broadcast  towers of stations and magazines  currently  owned by Emmis.  Management  believes that the  properties are in good condition and are suitable for Emmis' operations.

                                                                             OWNED               EXPIRATION
                                                       YEAR PLACED            OR                    DATE
              PROPERTY                                 IN SERVICE           LEASED                OF LEASE
--------------------------------------------        ----------------      ----------             ----------
Corporate and Publishing Headquarters/                    1998               Owned                      --
WENS-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower                                             1985               Owned                      --
WNOU-FM Tower                                             1979               Owned                      --
WIBC-AM Tower                                             1966               Owned                      --
WYXB-FM Tower                                             1965              Leased                Month-to-month

WMLL-FM/KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM                   1998              Leased                December 2007
800 St.  Louis Union Station
St.  Louis, Missouri
WMLL-FM Tower                                             1984               Owned                      --
KFTX-FM Tower                                             1987              Leased    August 2009 with option to March 2023
KIHT-FM Tower                                             1995              Leased    September 2005 with two 5-year options
KPNT-FM Tower                                             1987               Owned                      --
KSHE-FM Tower                                             1985              Leased                  April 2009

KPWR-FM                                                   1988              Leased                February 2003
2600 West Olive
Burbank, California
KPWR-FM Tower                                             1993              Leased               October 2002 (1)

WQHT-FM/WRKS-FM/WQCD-FM                                   1996              Leased                 January 2013
395 Hudson Street, 7th Floor
New York, New York
WQHT-FM Tower                                             1984              Leased                 January 2010
WRKS-FM Tower                                             1984              Leased                November 2005
WQCD-FM Tower                                             1984              Leased                February 2007

WKQX-FM                                                   2000              Leased       December 2015 with 5 year option
230 Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                             1975              Leased                September 2009

Atlanta Magazine Office                                   1997              Leased                  July 2003
1330 Peachtree Street, N.E.
Atlanta, Georgia

Cincinnati Magazine                                       1996              Leased                November 2006
One Centennial Plaza
Cincinnati, OH

Texas Monthly                                             1989              Leased                 August 2009
701 Brazos, Suite 1600
Austin, TX

KHON-TV                                                   1999               Owned                      --
88 Piikoi Street
Honolulu, HI
KHON-TV Tower                                             1978              Leased      December 2008 with 10 year option
                                                                                                        --
WALA-TV                                                   2002               Owned
1501 Satchel Paige Dr.
Mobile, AL
WALA-TV Tower                                             1962               Owned                      --

WFTX-TV                                                   1987               Owned                      --
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower                                             1985               Owned                      --

WLUK-TV                                                   1966               Owned                      --
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower                                             1961               Owned                      --

WTHI-TV/FM/WWVR-FM                                        1954               Owned                      --
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower                                             1965               Owned                      --
WTHI-FM Tower                                             1954               Owned                      --
WWVR-FM Tower                                             1966               Owned                      --

WVUE-TV                                                   1972               Owned                      --
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower                                             1963               Owned                      --

WKCF-TV                                                   1998               Owned                      --
31 Skyine Drive
Lake Mary, FL
WKCF-TV Tower                                             2001              Leased                September 2006

Los Angeles Magazine                                      2000              Leased                November 2010
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA 90036

Country Sampler                                           1988               Owned                      --
707 Kautz Road
St. Charles, IL  60174

RDS/Co-Opportunities                                      1989              Leased                December 2003
324 Campus Lane, Suite B
Suisun, CA  94585

Emmis West (Corporate)                                    1999              Leased                 January 2004
15821 Ventura Blvd., #685
Encino, CA  91436

Slager Radio                                              1998              Leased                December 2004
Szabadsag Ut 117 (Atronyx Bldg. B)
H-2040 Budaors, Hungary
Slager Tower                                              1998              Leased                November 2004

KOIN-TV                                                   1984              Leased        June 2083 with 99 year option
222 S.W. Columbia St.
Portland, OR 97221
KOIN-TV Tower                                             1953               Owned                      --

KSNT-TV                                                   1967               Owned                      --
6835 N.W. U.S. Hwy 24
Topeka, KS 66618
KSNT-TV Tower                                             1967               Owned                      --

WSAZ-TV                                                   1971               Owned                      --
645 5th Avenue
Huntington, WV 25701
WSAZ-TV Tower                                             1954               Owned                      --

KZLA-FM                                                   1997               Owned                      --
7755 Sunset Blvd.
Los Angeles, CA 90045
KZLA-FM Tower                                             1991              Leased                June 30, 2003

KGMB-TV                                                   1952               Owned                      --
1534 Kapiolani Blvd.
Honolulu, HI 96814
KGMB-TV Tower                                             1962               Owned                      --

KMTV-TV                                                   1978               Owned                      --
10714 Mockingbird Dr.
Omaha, NE 68127
KMTV-TV Tower                                             1967               Owned                      --

KGUN-TV                                                   1990               Owned                      --
7280 E. Rosewood
Tucson, AZ 85710
KGUN-TV Tower                                             1956              Leased                  July 2016

KRQE-TV                                                   1953               Owned                      --
13 Broadcast Plaza S.W.
Albuquerque, NM 87104
KRQE-TV Tower                                             1959               Owned                      --

KTAR-AM/KMVP-AM/KKLT-FM/KKFR-FM                           1994               Owned                      --
5300 N. Central Ave.
Phoenix, AZ 85012
KTAR-AM Tower                                             1958               Owned                      --
KMVP-AM Tower                                             1996              Leased                December 2008
KKLT-FM Tower                                             1990               Owned                      --
KKFR-FM Tower                                             1998              Leased                  April 2003

KSNW-TV                                                   1955               Owned                      --
833 N. Main St.
Wichita, KS 67203

KSNW-TV Tower                                             1955               Owned                      --

Argentina                                                 1996               Owned                      --
Uriarte 1899 (1414) Capital Federal
Buenos Aires, Argentina
Argentina Tower                                           1996               Owned                      --

--------------
(1)      In April 2002,  Emmis  exercised  its option to extend the lease until  October  2012.  The lease  contains one  additional ten-year  renewal  option.  Emmis also owns a tower site which it placed in service in 1984 and currently uses as a back-up facility and on which it leases space to other broadcasters.

ITEM 3.  LEGAL PROCEEDINGS.

    Emmis  currently  and from time to time is involved in litigation  incidental  to the conduct of its business,  but Emmis is not currently a party to any lawsuit or proceeding  which, in the opinion of management,  is likely to have a material adverse effect on the financial  position or results of operations of Emmis.  However,  instead of making a required  license payment to the Hungarian government in November 2001, our 59.5% owned national radio station in Hungary  requested a modification  of the broadcast  contract and ultimately  filed suit in  arbitration  court seeking  reformation of the contract and requesting  that the payments be reduced.
The Hungarian  government then issued an order revoking our station's  broadcast  license for non-payment of the license fee, and we appealed the order in the Hungarian  ordinary  court.  The Hungarian  government  has also filed an action  seeking to liquidate our
Hungarian  broadcast  company.  We are  vigorously  prosecuting  the actions in the  arbitration  court and  ordinary  court and are vigorously  opposing the action seeking  liquidation.  However,  we cannot  predict the outcome of these actions.  We do not plan to continue to operate the station under the present fee arrangement.  We do not expect an adverse  material  financial impact to Emmis or EOC if the station does not continue to operate.

                                                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    Emmis' Class A common stock is traded in the  over-the-counter  market and is quoted on the National  Association  of Securities
Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS.

    The following table sets forth the high and low sale prices of the Class A common stock for the periods indicated.  No dividends were paid during any such periods.

                           QUARTER ENDED                               HIGH                       LOW
                           May 2000                                   47.38                     27.00
                           August 2000                                49.13                     31.38
                           November 2000                              34.25                     17.38
                           February 2001                              37.88                     22.13

                           May 2001                                   33.95                     20.06
                           August 2001                                33.65                     23.32
                           November 2001                              24.95                     12.27
                           February 2002                              27.37                     15.85

    At April 30, 2002, there were 3,932 record holders of the Class A common stock, and there were two record holders,  but only one beneficial owner, of the Class B common stock.

    Emmis intends to retain future  earnings for use in its business and does not  anticipate  paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
          Emmis Communications Corporation
          FINANCIAL HIGHLIGHTS
                                                                           YEAR ENDED FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                    (Dollars in thousands, except share data)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------
OPERATING DATA:
    Net revenues                               $     140,583    $     232,836     $     325,265    $     470,618     $     533,780
    Operating expenses                                81,170          143,348           199,818          296,405           348,115
    Corporate expenses                                 7,845           11,904            15,430           17,601            20,283
    Time brokerage fees                                5,667            2,220                 -            7,344               479
    Depreciation and amortization                      7,536           28,314            44,161           74,018           100,258
    Non-cash compensation                              1,482            4,269             7,357            5,400             9,095
    Restructuring fees                                     -                -                 -            2,057               768
    Impairment loss and other (1)                          -                -               896            2,000            10,672
    Operating income                                  36,883           42,781            57,603           65,793            44,110
    Interest expense                                  13,772           35,650            51,986           72,444           129,100
    Loss on donation of radio station                  4,833                -               956                -                 -
    Other income (loss), net (2)                           6            1,914             4,203           38,037           (3,657)

    Income (loss) before income taxes
     and extraordinary item                           18,284            9,045             8,864           31,386          (88,647)
    Income (loss) before extraordinary item           11,084            2,845             1,989           13,736          (63,024)
    Net income (loss)                                 11,084            1,248              (33)           13,736          (64,108)
    Net income (loss) available to
     common shareholders                              11,084            1,248           (3,177)            4,752          (73,092)

    Net income (loss) per share
     available to common shareholders:
      Basic                                    $        0.51    $        0.04     $      (0.09)    $        $0.10    $      (1.54)
      Diluted                                  $        0.49    $        0.04     $      (0.09)    $        $0.10    $      (1.54)
    Weight average common shares
     Outstanding (3):
      Basic                                           21,806           28,906             36,156          46,869            47,334
      Diluted                                         22,724           29,696            36,156           47,940            47,334

                                                                                 FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------
BALANCE SHEET DATA:
    Cash                                       $       5,785    $       6,117     $      17,370    $      59,899     $       6,362
    Working capital (4)                               21,635            1,249            28,274           97,885            19,828
    Net intangible assets                            234,558          802,307         1,033,970        1,852,259         1,953,331
    Total assets                                     333,388        1,014,831         1,327,306        2,506,872         2,510,069
    Long-term credit facility, senior subordinated
     debt and senior discount notes (5)              215,000          577,000           300,000        1,380,000         1,343,507
    Shareholders' equity                              43,910          235,549           776,367          807,471           735,557

                                                                           YEAR ENDED FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------

OTHER DATA:
    Broadcast/publishing cash flow (6)         $      59,413    $      89,488     $     125,447    $     174,213     $     185,665
    EBITDA before certain charges (6)                 51,568           77,584           110,017          156,612           165,382
    Cash flows from (used in):
     Operating activities                             22,487           35,121            26,360           97,730            69,377
     Investing activities                           (116,693)        (541,470)         (271,946)      (1,110,755)         (175,105)
     Financing activities                             98,800          506,681           256,839        1,055,554            52,191
    Capital expenditures                              16,991           37,383            29,316           26,225            28,416

(1)     Year ended  February 28, 2002  includes a $9.1 million asset  impairment  charge and a $1.6 million  charge  related to the early termination of certain TV contracts.

(2)     See  Management's  Discussion  and Analysis of Financial  Condition  and Results of  operations  for a  description  of the components of other income in the year ended February 28, 2001.

(3)     In February 2000,  Emmis effected a 2 for 1 stock split of the outstanding  shares of common stock.  Accordingly,  all data shown has been retroactively adjusted to reflect the stock split.

(4)     Excludes assets held for sale and credit facility debt to be repaid with proceeds of assets held for sale.

(5)     February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

(6)     Broadcast/publishing  cash flow and EBITDA  before  certain  charges are not  measures of liquidity  or of  performance  in accordance with accounting  principles  generally accepted in the United States, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of accounting  principles generally accepted in the
        United  States.  See  Management's  Discussion  and Analysis of Financial  Condition  and Results of  operations  for a more detailed description of broadcast/publishing cash flow and EBITDA before certain charges.

Emmis Operating Company
FINANCIAL HIGHLIGHTS

                                                                           YEAR ENDED FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                    (Dollars in thousands, except share data)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------
OPERATING DATA:
    Net revenues                               $     140,583    $     232,836     $     325,265    $     470,618     $     533,780
    Operating expenses                                81,170          143,348           199,818          296,405           348,115
    Corporate expenses                                 7,845           11,904            15,430           17,601            20,283
    Time brokerage fees                                5,667            2,220                 -            7,344               479
    Depreciation and amortization                      7,536           28,314            44,161           74,018           100,258
    Non-cash compensation                              1,482            4,269             7,357            5,400             9,095
    Restructuring fees                                     -                -                 -            2,057               768
    Impairment loss and other (1)                          -                -               896            2,000            10,672
    Operating income                                  36,883           42,781            57,603           65,793            44,110
    Interest expense                                  13,772           35,650            51,986           72,444         (104,102)
    Loss on donation of radio station                  4,833                -               956                -                 -
    Other income (loss), net (2)                           6            1,914             4,203           38,037           (4,643)

    Income (loss) before income taxes
     and extraordinary item                           18,284            9,045             8,864           31,386          (64,635)
    Income (loss) before extraordinary item           11,084            2,845             1,989           13,736          (46,802)
    Net income (loss)                                 11,084            1,248              (33)           13,736          (47,886)

                                                                                 FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------
BALANCE SHEET DATA:
    Cash                                       $       5,785    $       6,117     $      17,370    $      59,899     $       6,362
    Working capital (3)                               21,635            1,249            28,274           97,885            20,951
    Net intangible assets                            234,558          802,307         1,033,970        1,852,259         1,953,331
    Total assets                                     333,388        1,014,831         1,327,306        2,506,872         2,499,139
    Long-term credit facility and senior
     subordinated debt (4)                           215,000          577,000           300,000        1,380,000         1,117,000
    Shareholders' equity                              43,910          235,549           776,367          807,471           944,467

                                                                           YEAR ENDED FEBRUARY 28 (29),
                                               -----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                   1998              1999             2000              2001             2002
                                               -------------    -------------     -------------    -------------     -------------

OTHER DATA:
    Broadcast/publishing cash flow (5)         $      59,413    $      89,488     $     125,447    $     174,213     $     185,665
    EBITDA before certain charges (5)                 51,568           77,584           110,017          156,612           165,382
    Cash flows from (used in):
     Operating activities                             22,487           35,121            23,471           86,871            67,393
     Investing activities                           (116,693)        (541,470)         (271,946)      (1,110,755)         (175,105)
     Financing activities                             98,800          506,681           259,728        1,066,413            54,175
    Capital expenditures                              16,991           37,383            29,316           26,225            28,416

(1)     Year ended  February 28, 2002  includes a $9.1 million asset  impairment  charge and a $1.6 million  charge  related to the early termination of certain TV contracts.

(2)     See  Management's  Discussion  and Analysis of Financial  Condition  and Results of  operations  for a  description  of the components of other income in the year ended February 28, 2001.

(3)     Excludes assets held for sale and credit facility debt to be repaid with proceeds of assets held for sale.

(4)     February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

(5)     Broadcast/publishing  cash flow and EBITDA  before  certain  charges are not  measures of liquidity  or of  performance  in accordance with accounting  principles  generally accepted in the United States, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of accounting  principles generally accepted in the
        United  States.  See  Management's  Discussion  and Analysis of Financial  Condition  and Results of  operations  for a more detailed description of broadcast/publishing cash flow and EBITDA before certain charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The following discussion pertains to Emmis  Communications  Corporation ("ECC") and its subsidiaries  (collectively,  "Emmis" or the "Company") and to Emmis Operating  Company and its subsidiaries  (collectively  "EOC").  EOC became a wholly owned subsidiary of
ECC in connection  with the Company's  reorganization  (see Note 1c. to our  consolidated  financial  statements)  on June 22, 2001.
Unless  otherwise noted, all disclosures  contained in the Management's  Discussion and Analysis of Financial  Condition and Results
of Operations in the Form 10-K apply to Emmis and EOC.

    Emmis generally  evaluates the performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow
(PCF).  Management  believes  that BCF and PCF are useful  because  they provide a meaningful  comparison  of operating  performance between  companies in the industry  and serve as an  indicator  of the market value of a group of stations or  publishing  entities.
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

    BCF and PCF are not measures of liquidity or of performance in accordance with accounting  principles  generally accepted in the
United  States,  and should be viewed as a supplement to and not a substitute  for our results of operations  presented on the basis of accounting  principles generally accepted in the United States.  Moreover,  BCF and PCF are not standardized  measures and may be calculated  in a number of ways.  Emmis  defines BCF and PCF as revenues  net of agency  commissions  and  operating  expenses.  The primary source of broadcast  advertising  revenues is the sale of  advertising  time to local and national  advertisers.  Publishing entities derive revenue from  subscriptions  and sale of print  advertising.  Broadcasting  revenue is recognized as  advertisements are  aired.  Publication  revenue  is  recognized  in the month of  delivery  of the  publication.  The most  significant  broadcast operating  expenses are employee  salaries and  commissions,  costs  associated with  programming,  advertising  and promotion,  and station general and administrative  costs.  Significant  publishing operating expenses are employee salaries and commissions,  costs associated with producing the magazine, and general and administrative costs.

    The  Company's  revenues are affected  primarily by the  advertising  rates its entities  charge.  These rates are in large part based on the entities'  ability to attract  audiences/subscribers  in demographic  groups targeted by their  advertisers.  Broadcast entities'  ratings are  measured  principally  four times a year by Arbitron  Radio  Market  Reports for radio  stations and by A.C.
Nielsen  Company for  television  stations.  Because  audience  ratings in a station's  local market are  critical to the  station's financial  success,  the Company's  strategy is to use market research and advertising and promotion to attract and retain audiences in each station's chosen demographic target group.

    In addition to the sale of advertising time for cash,  stations typically exchange  advertising time for goods or services which can be used by the station in its  business  operations.  The  Company  generally  confines  the use of such trade  transactions  to promotional  items or services for which the Company  would  otherwise  have paid cash.  In addition,  it is the  Company's  general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

    During the three year period ended February 28, 2002, we acquired and retained ten radio stations,  nine television stations and three  magazine  publications  for an aggregate  cash  purchase  price of $1.4  billion.  A recap of the  transactions  completed is summarized hereafter.  These transactions impact the comparability of operating results year over year.

    Effective May 1, 2002 Emmis  completed the sale of  substantially  all of the assets of KALC-FM in Denver,  Colorado to Entercom
Communications  Corporation  for $88.0  million.  Emmis had  purchased  KALC-FM  on January  17,  2001,  from  Salem  Communications
Corporation  for $98.8 million in cash plus a commitment  fee of $1.2 million and  transaction  related  costs of $0.9  million.  On
February  12, 2002,  Emmis  entered into a definitive  agreement to sell KALC-FM to Entercom and Entercom  began  operating  KALC-FM under a time  brokerage  agreement on March 16, 2002.  Proceeds were used to repay amounts  outstanding  under our credit  facility.
The assets of KALC-FM are reflected as held for sale in the accompanying  consolidated  balance sheets.  Since the agreed-upon sales price for this station was less than its carrying  amount as of February 28, 2002, we recognized an impairment  loss of $9.1 million in fiscal  2002,  which is  reflected  in the  accompanying  consolidated  statements  of  operations.  The $87.7  million of credit facility  debt repaid  with the net  proceeds of the sale is  reflected  as a current  liability  in the  accompanying  consolidated balance sheets.

    Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver,  Colorado to Entravision
Communications  Corporation  for $47.5 million.  Emmis had purchased  KXPK-FM on August 24, 2000,  from AMFM,  Inc. for an allocated purchase price of $35.0 million in cash plus  liabilities  recorded of $1.2 million and  transaction  related costs of $0.4 million.
Emmis  entered  into a  definitive  agreement to sell KXPK-FM to  Entravision  on February  12,  2002.  Proceeds  were used to repay amounts  outstanding  under our  credit  facility.  We expect to record a gain on sale of  approximately  $12  million  in our first quarter of fiscal  2003.  The assets of KXPK-FM are  reflected as held for sale in the  accompanying  consolidated  balance  sheets.
The $47.3  million of credit  facility  debt repaid with the net  proceeds of the sale is  reflected  as a current  liability in the accompanying consolidated balance sheets.

    On March 28, 2001, Emmis completed its acquisition of  substantially  all of the assets of radio stations  KTAR-AM,  KMVP-AM and
KKLT-FM in Phoenix, Arizona from Hearst-Argyle  Television,  Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million.  The Company  financed the acquisition  through a $20.0 million advance payment  borrowed under the credit facility in June
2000 and the  remainder  with  borrowings  under the credit  facility  and  proceeds  from ECC's  March 2001 senior  discount  notes offering.  The acquisition was accounted for as a purchase.  Emmis began  programming and selling  advertising on the radio stations on August 1, 2000  under a time  brokerage  agreement.  The total  purchase  price was  allocated  to  property  and  equipment  and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying  consolidated balance sheets and are being amortized over 40 years.

    On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the  intellectual  property of WTLC-FM (both located in
Indianapolis,  Indiana) to Radio One,  Inc.,  for $8.0  million.  The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001.  Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

    On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM,  WVRV-FM,  KPNT-FM, KXOK-FM (reformatted as
KFTK-FM) and KIHT-FM in St.  Louis,  Missouri from Sinclair  Broadcast  Group,  Inc. for $220.0  million in cash,  plus  transaction related costs of $10.9 million (the "Sinclair  Acquisition").  The agreement  also included the  settlement of outstanding  lawsuits by and between  Emmis and  Sinclair.  The  settlement  resulted in no gain or loss by either party.  This  acquisition  was financed through  borrowings  under Emmis' credit  facility and was accounted for as a purchase.  The total  purchase  price was allocated to property and equipment and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

    On October 6,  2000,  Emmis  acquired  certain  assets of KZLA-FM  (the "KZLA  Acquisition")  in Los  Angeles,  California  from
Bonneville  International  Corporation  in exchange for radio  stations  WIL-FM,  WRTH-AM and  WVRV-FM,  which Emmis  acquired  from
Sinclair,  as well as radio  station  WKKX-FM which Emmis already  owned (all in the St.  Louis,  Missouri  market).  Since the fair value of WKKX  exceeded the book value of the station at the date of the  exchange,  Emmis  recorded a gain on exchange of assets of
$22.0 million.  This gain is included in other income, net in the accompanying  consolidated  statements of operations.  From August
1, 2000 through the date of acquisition,  Emmis operated  KZLA-FM under a time brokerage  agreement.  The exchange was accounted for as a purchase.  The total purchase  price of $185.0 million was allocated to property and equipment and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible assets in the accompanying  consolidated  balance sheets and are being amortized over 40 years.

    Effective  October 1, 2000 (closed October 2, 2000),  Emmis purchased eight  network-affiliated  and seven satellite  television stations from Lee  Enterprises,  Inc. for $559.5 million in cash, the payment of $21.3 million for working  capital and  transaction related  costs of $2.2 million (the "Lee  Acquisition").  In  connection  with the  acquisition,  Emmis  recorded  $31.3  million of deferred tax liabilities  and $17.5 million in contract  liabilities.  Also,  Emmis recorded a severance  related  liability of $1.8 million,  of which $1.5 million  remains  outstanding as of February 28, 2002.  This  transaction  was financed  through  borrowings under Emmis' credit facility and was accounted for as a purchase.  The Lee Acquisition consisted of the following stations:

-    KOIN-TV (CBS) in Portland, Oregon
-    KRQE-TV (CBS) in Albuquerque,  New Mexico (including satellite stations KBIM-TV,  Roswell, New Mexico and KREZ-TV, Durango,
     Colorado-Farmington, New Mexico)
-    WSAZ-TV (NBC) in Charleston-Huntington, West Virginia
-    KSNW-TV (NBC) in Wichita,  Kansas (including satellite stations KSNG-TV,  Garden City, Kansas,  KSNC-TV, Great Bend, Kansas
     and KSNK-TV, Oberlin, Kansas-McCook, Nebraska)
-    KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Wailuku, Hawaii)
-    KGUN-TV (ABC) in Tucson, Arizona
-    KMTV-TV (CBS) in Omaha, Nebraska and
-    KSNT-TV (NBC) in Topeka, Kansas.

    The total purchase price was allocated to property and equipment,  television program rights,  working capital related items and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying  consolidated balance sheets and are being amortized over 40 years.

     Because we already own KHON-TV in  Honolulu,  and both KHON and KGMB were rated among the top four  television  stations in the
Honolulu  market,  FCC regulations  prohibited us from owning both stations.  However,  we received a temporary  waiver from the FCC that has  allowed  us to  operate  both  stations  (and  their  related  "satellite"  stations).  As a result of  recent  regulatory developments,  we have requested a stay of divestiture  until the FCC completes its biennial review.  We are currently  awaiting the
FCC's  decision.  No assurances can be given that the FCC will grant us the stay of  divestiture  and we may need to sell one of the two stations in Hawaii.

    On August 24, 2000,  Emmis  acquired the assets of radio station  KKFR-FM in Phoenix,  Arizona from AMFM,  Inc. for an allocated
$72.0 million in cash,  plus  transaction  related costs of $0.5 million (the "AMFM  Acquisition").  Emmis financed the  acquisition through  borrowings  under its credit  facility.  The  acquisition  was accounted for as a purchase.  The total  purchase  price was allocated to property and equipment  and broadcast  licenses  based on an appraisal.  Broadcast  licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

    In May,  2000,  Emmis made an offer to purchase  the stock of a company  that owns and  operates  WALR-FM in  Atlanta,  Georgia.
Because an affiliate of Cox Radio,  Inc. held a right of first refusal to purchase  WALR-FM,  Emmis' offer was made on the condition that Emmis would receive a $17.0 million  break-up fee if WALR-FM was sold pursuant to the right of first  refusal.  In June,  2000, the Cox  affiliate  submitted  an offer to purchase  WALR-FM  under the right of first  refusal and an  application  to transfer the station's  FCC licenses was filed with the FCC.  Emmis  received the break-up fee upon the closing of the sale of WALR-FM  under the right of first  refusal on August 31,  2000,  which is included  in other  income in the  accompanying  consolidated  statements  of operations.

    On March 3, 2000,  Emmis  acquired all of the  outstanding  capital  stock of Los Angeles  Magazine  Holding  Company,  Inc. for approximately  $36.8  million in cash plus  liabilities  recorded of $2.7  million  (the "Los Angeles  Magazine  Acquisition").  Los
Angeles Magazine Holding Company,  Inc.,  through a wholly-owned  subsidiary,  owns and operates Los Angeles,  a city magazine.  The acquisition was accounted for as a purchase and was financed through  additional  borrowings  under its credit facility.  The excess of the purchase  price over the  estimated  fair value of  identifiable  assets was $36.0  million,  which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    On December 14, 1999,  the Company  completed its  acquisition of  substantially  all of the assets of Country  Marketplace  and related  publications  from H&S Media, Inc. for  approximately  $1.8 million in cash plus liabilities  recorded of approximately $.6 million.  The  acquisition  was accounted  for as a purchase and was financed  through  borrowings  under the credit  facility.  The excess of the  purchase  price over the  estimated  fair  value of  identifiable  assets  was $2.3  million,  which is  included  in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    On November 16, 1999,  Emmis  purchased an interest in  BuyItNow.com  L.L.C.  for $5.0  million in cash,  which  represented  an original  investment of 2.49% of the  outstanding  equity of  BuyItNow.com  L.L.C.  During  fiscal 2001,  Emmis reduced the carrying value of its  investment in  BuyItNow.com  from $5.0 million to zero as the decline in the value of the  investment was deemed to be other than temporary.

    On  November  9, 1999,  the  Company  completed  its  acquisition  of 75% of the  outstanding  common  stock of  Votionis,  S.A.
("Votionis")  for $13.3 million in cash plus  liabilities  recorded of $5.6 million.  Additional  consideration  of $1.6 million was paid  subsequent  to closing and up to an  additional  $0.6 million  will be paid by November  2003 if certain  conditions  are met.
Votionis owns one FM and one AM radio station  located in Buenos Aires,  Argentina (the  "Votionis  Acquisition").  The  acquisition was  accounted  for as a purchase and was financed  with  proceeds  from the  Company's  October  1999 Common and  Preferred  Equity
Offerings.  Broadcast  licenses are included in intangible assets in the accompanying  consolidated  balance sheets.  This broadcast license is being amortized over 23 years.

    On October 29, 1999, the Company  completed its  acquisition of  substantially  all of the assets of television  station WKCF in
Orlando,  Florida  (the "WKCF  Acquisition")  from Press  Communications,  L.L.C.  for  approximately  $197.1  million in cash.  The purchase  price  included the purchase of land and a building  for $2.2  million.  The Company  financed the  acquisition  through a
$12.5 million advance payment  borrowed under the credit facility and proceeds from the Company's  October 1999 Common and Preferred
Equity  Offerings.  In  connection  with  the  acquisition,  the  Company  recorded  $49.3  million  in  contract  liabilities.  The acquisition was accounted for as a purchase.  The total purchase price was allocated to property and equipment,  television  program rights and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible assets and are being amortized over 40 years.  WKCF is an affiliate of the WB Television  Network.  As part of the WKCF  Acquisition,  the Company  entered into an agreement with the WB Television  Network which,  among other things,  extends the existing network  affiliation  agreement  through
December 2009.

    On April 1, 1999,  the Company  completed its  acquisition  of  substantially  all of the assets of Country  Sampler,  Inc. (the
"Country Sampler  Acquisition")  for  approximately  $20.9 million plus  liabilities  recorded of  approximately  $4.7 million.  The purchase  price was payable  with $18.5  million in cash at closing,  which was financed  through  additional  borrowings  under the credit facility,  $2.0 million payable under a contract with the principal  shareholder  through April 2003, and $.5 million paid in
October 1999.  The  acquisition  was accounted for as a purchase.  The excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million,  which is included in intangible assets in the accompanying  consolidated  balance sheets and is being amortized over 15 years.

RESULTS OF OPERATIONS

YEAR ENDED  FEBRUARY  28, 2002  COMPARED TO YEAR ENDED  FEBRUARY 28,  2001.  Net revenues for the year ended  February 28, 2002 were
$533.8  million  compared to $470.6  million for the same period of the prior year, an increase of $63.2 million or 13.4%.  On a pro forma basis (after giving effect to all  acquisitions  consummated  since March 1, 2000),  net revenues for the year ended  February
28, 2002 would have  decreased  $38.2 million or 6.7%.  This pro forma decrease in net revenues is generally due to a softening U.S.
economy resulting in an overall decrease in advertisement  sales,  coupled with the absence of political  television  advertisements in the twelve  months ended  February  28,  2002.  The  decrease  was  partially  offset by a $3.7 million  increase in net revenues primarily  attributable  to our  television  division  earning a  performance  guaranty  when our national  sales rep agency did not achieve certain performance targets in the second quarter.

    Operating  expenses for the year ended February 28, 2002 were $348.1  million  compared to $296.4 million for the same period of the prior year,  an increase of $51.7  million or,  17.4%.  On a pro forma basis,  operating  expenses  decreased  $12.3  million or
3.4%.  This pro forma  decrease  is due to the  elimination  of certain  operational  positions  in the  television  division  and a decrease in  promotional  spending,  offset by sales  personnel  increases  in all of our  divisions.  Also,  in the  quarter  ended
February  28,  2002,  we  implemented  a 10% wage cut which was  supplemented  with a  corresponding  10% Emmis  stock  award.  This initiative reduced cash operating expenses by approximately $3.1 million for the year ended February 28, 2002.

    Broadcast/publishing  cash flow for the year ended February 28, 2002 was $185.7 million  compared to $174.2 million for the same period of the prior year, an increase of $11.5 million or 6.6%.  On a pro forma basis,  broadcast/publishing  cash flow for the year ended  February 28, 2002  decreased  $25.9  million or 12.2%.  This pro forma  decrease is due to decreased  net revenues  partially offset by decreased operating expenses as discussed above.

    Corporate  expenses for the year ended February 28, 2002 were $20.3 million compared to $17.6 million for the same period of the prior year, an increase of $2.7 million or 15.2%.  This  increase is due to an increase in the number of corporate  employees in all departments as a result of our recent growth and training investments we have made in our personnel.

    EBITDA before  certain  charges is defined as  broadcast/publishing  cash flow less  corporate  expenses.  EBITDA before certain charges for the year ended  February 28, 2002 was $165.4  million  compared to $156.6 million for the same period of the prior year, an increase of $8.8 million or 5.6%.  On a pro forma  basis,  EBITDA  before  certain  charges for the year ended  February 28, 2002 decreased  $28.6  million or 14.7%.  This pro forma  decrease  reflects  the pro forma  decrease in  broadcast/publishing  cash flow coupled with the increase in corporate expenses.

    Depreciation and amortization  expense for the year ended February 28, 2002 was $100.3 million compared to $74.0 million for the same period of the prior year,  an  increase  of $26.3  million or 35.5%.  Substantially  all of the  increase in  depreciation  and amortization expense for the year ended February 28, 2002 is due to acquisitions consummated since March 1, 2000.

    Non-cash  compensation  expense for the year ended  February  28, 2002 was $9.1  million  compared to $5.4  million for the same period of the prior year, an increase of $3.7 million or 68.4%.  Non-cash  compensation  includes  compensation  expense  associated with stock options granted,  restricted common stock issued under employment  agreements,  common stock contributed to the Company's
Profit  Sharing  Plan and common  stock  issued to  employees  at our  discretion.  This  increase was due to the payment of certain employee incentives with our common stock and stock issued to supplement the 10% wage reduction discussed above.

    In the twelve months ended February 28, 2002,  the Company  recorded an impairment  loss of $9.1 million  related to the sale of
KALC-FM to Entercom  Communications  Corporation,  effective May 1, 2002, and a $1.6 million charge related to the early termination of certain  television  contracts.  In the twelve months ended  February 28, 2001, the Company  recorded an impairment  loss of $2.0 million related to the sale of WTLC-AM to Radio One, Inc.

    With respect to Emmis,  interest  expense was $129.1  million for the year ended February 28, 2002 compared to $72.4 million for the same period of the prior year, an increase of $56.7 million or 78.2%.  This increase  reflects  higher  outstanding  debt due to acquisitions  consummated  since March 1, 2000,  all of which were financed with debt  (including  our 12.5% senior  discount  notes issued March 2001), partially offset by lower interest rates on our floating rate senior bank debt.

    With respect to EOC,  interest expense was $104.1 million for the year ended February 28, 2002 compared to $72.4 million for the same period of the prior year,  an increase  of $31.7  million or 43.8%.  This  increase  reflects  higher  outstanding  debt due to acquisitions  consummated  since March 1, 2000,  partially  offset by lower  interest  rates on our floating  rate senior debt.  The difference  between  interest  expense for Emmis and EOC is due to interest  expense  associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the operations of EOC.

    Other income for the twelve  months ended  February 28, 2002 was $1.3 million  compared to other income of $39.4 million for the same  period of the prior year.  Other  income for the twelve  months  ended  February  28, 2001  includes a $22.0  million  gain on exchange of assets,  offset by valuation  adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta,  Georgia to Cox Radio,  Inc., net of related expenses.  The difference between other income for
Emmis ($1.3  million) and EOC ($0.4  million) for the year ended  February 28, 2002 relates to interest  income on $93.0  million of cash held in escrow,  pending the  implementation  of the  restructuring  in connection with the senior discount notes issuance (see
Note 4 to our consolidated financial statements, Senior Discount Notes).

    With  respect to Emmis,  our  effective  tax rate for the year ended  February  28,  2002 was a benefit of 28.9%,  compared to a provision of 56.2% for the same period of the prior year.  With respect to EOC, our effective  tax rate for the year ended  February
28,  2002 was a benefit of 27.6%,  compared to a  provision  of 56.2% for the same period of the prior year.  Both Emmis and EOC had pre-tax  income in fiscal  2001  versus  pre-tax  losses in fiscal  2002 due to the factors  discussed  above.  The  variance in our effective  tax rate from the  statutory  tax rate is due to  non-deductible  expenses,  primarily  consisting  of  certain  goodwill amortization that is not deductible for tax purposes.

    During the twelve months ended February 28, 2002, EOC repaid $128.0 million of  indebtedness  under its credit  facility,  which permanently  reduced amounts  available  thereunder.  As a result of the early payoff of the  indebtedness,  the Company recorded an extraordinary loss of approximately $1.1 million, net of taxes, related to unamortized deferred debt costs.

    YEAR ENDED  FEBRUARY 28, 2001 COMPARED TO YEAR ENDED  FEBRUARY 29, 2000.  Net revenues for the year ended February 28, 2001 were
$470.6  million  compared  to $325.3  million for the same period of the prior  year,  an increase of $145.3  million or 44.7%.  The increase in net revenues  for the year ended  February 28, 2001 is primarily  the result of the Country  Sampler  Acquisition,  WKCF
Acquisition,  Argentina  Acquisition,  Los Angeles  Magazine  Acquisition,  AMFM  Acquisition,  Lee Acquisition,  KZLA  Acquisition,
Sinclair  Acquisition,  Salem  Acquisition  and our operation of radio  stations  KKLT-FM,  KTAR-AM and KMVP-AM under time brokerage agreements which we collectively refer to as our "Fiscal 2000-2001  Transactions."  Excluding these  transactions,  net revenues for the year ended  February 28, 2001 would have increased  $14.7 million or 4.8%. The remaining  increase in net revenues is due to our ability to realize higher advertising rates resulting from higher ratings at certain broadcasting  properties,  increases in general radio spending in the markets in which we operate and our ability to sell more advertising in our publications.

    Operating  expenses for the year ended February 28, 2001 were $296.4  million  compared to $199.8 million for the same period of the prior year, an increase of $96.6 million or 48.3%.  The increase in operating  expenses for the year ended  February 28, 2001 is primarily the result of our Fiscal  2000-2001  Transactions.  Excluding these  transactions,  operating  expenses for the year ended
February  28,  2001  would have  increased  $3.6  million or 1.9%.  This  increase  is  principally  due to higher  advertising  and promotional spending at certain of our properties as well as an increase in sales related costs.

    Broadcast/publishing  cash flow for the year ended February 28, 2001 was $174.2 million  compared to $125.4 million for the same period of the prior year,  an increase  of $48.8  million or 38.9%.  The  increase  in  broadcast/publishing  cash flow for the year
ended  February  28,  2001  is  primarily  the  result  of  our  Fiscal  2000-2001   Transactions.   Excluding  these  transactions,
broadcast/publishing  cash flow for the year ended  February 28, 2001 would have increased  $11.1 million or 9.4%.  This increase is due to increased net revenues partially offset by increased operating expenses as discussed above.

    Corporate  expenses for the year ended February 28, 2001 were $17.6 million compared to $15.4 million for the same period of the prior year, an increase of $2.2 million or 14.1%.  These  increases  are due to an increase in the number of corporate  employees in all departments as a result of the growth of the Company.

    EBITDA  before  certain  charges is defined as  broadcast/publishing  cash flow less  corporate  and  international  development expenses.  EBITDA before  certain  charges for the year ended  February 28, 2001 was $156.6  million  compared to $110.0 million for the same period of the prior year,  an increase of $46.6  million or 42.4%.  This  increase was  principally  due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

    Interest  expense was $72.4  million for the year ended  February 28, 2001  compared to $52.0 million for the same period of the prior year, an increase of $20.4  million or 39.4%.  Included in interest  expense for the twelve months ended  February 28, 2001 is
$3.4 million for the  amortization  of debt fees related to our Bridge Loan.  The remaining  increase  reflects  higher  outstanding debt due to the Fiscal 2000-2001 Transactions.

    Depreciation and  amortization  expense for the year ended February 28, 2001 was $74.0 million compared to $44.2 million for the same period of the prior year,  an  increase  of $29.8  million or 67.6%.  Substantially  all of the  increase in  depreciation  and amortization expense for the year ended February 28, 2001 relates to our Fiscal 2000-2001 Transactions.

    Non-cash  compensation  expense for the year ended  February  28, 2001 was $5.4  million  compared to $7.4  million for the same period of the prior year,  a decrease of $2.0 million or 26.6%.  Non-cash  compensation  includes  compensation  expense  associated with stock options  granted,  grants of restricted  stock and common stock  contributed  to the Company's  Profit  Sharing Plan. The decrease was principally due to a decline in the Company's stock price as compared to the prior year.

    Other income for the twelve months ended  February 28, 2001 was $39.3  million  compared to other income of $4.2 million for the same  period of the prior year.  Other  income for the twelve  months  ended  February  28, 2001  includes a $22.0  million  gain on exchange of assets,  offset by valuation  adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

    Our  effective  tax rate for the year ended  February  28,  2001 was 56.2%,  compared  to 77.5% for the same period of the prior year.  The decrease in our effective tax rate in the year ended  February 28, 2001  primarily  resulted from the relative  impact of the non-deductible tax items in relation to the change in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    CAPITAL REQUIREMENTS AND CAPITAL EXPENDITURES

    Our  primary  uses of capital  have  historically  been,  and are  expected to continue  to be,  funding  acquisitions,  capital expenditures, working capital and debt service and, in the case of ECC, preferred stock dividend requirements.

    In the fiscal years ended February 2000, 2001 and 2002, we had capital  expenditures  of $29.3 million,  $26.2 million and $28.4 million,  respectively.  These capital expenditures primarily related to the KHON and WALA operating facilities projects,  leasehold improvements to various office and studio facilities,  broadcast equipment  purchases,  tower upgrades and costs associated with our conversion  to  digital  television.  We  anticipate  that  future  requirements  for  capital  expenditures  will  include  capital expenditures  incurred  during  the  ordinary  course of  business,  including  approximately  $11  million  in fiscal  2003 for the conversion  to digital  television.  Although we expect all of our  stations  will  broadcast a digital  signal by the end of fiscal
2003, we will incur additional  costs,  after fiscal 2003, to upgrade the digital signals of four of our local stations and our nine satellite  stations.  We expect to fund such capital  expenditures  with cash  generated  from  operating  activities and borrowings under our credit facility.

    OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

    Other than lease commitments,  legal contingencies  incurred in the normal course of business,  agreements for future barter and program rights not yet available for broadcast at February 28, 2002, and  employment  contracts for key employees,  all of which are disclosed  in Note 9 to the  consolidated  financial  statements,  the Company does not have any  off-balance  sheet  financings  or liabilities.  The  Company  does not have any  majority-owned  subsidiaries  that are not  included  in the  consolidated  financial statements,  nor does the Company have any interests in or relationships with any "special-purpose  entities" that are not reflected in the consolidated financial statements.

    SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS

    The following table reflects a summary of our contractual cash obligations as of February 28, 2002:

                                                                           PAYMENTS DUE BY PERIOD
                                                                           (AMOUNTS IN THOUSANDS)

                                                                 Less Than         1 to 3            4 to 5           After 5
Contractual Cash Obligations:                    Total            1 Year            Years             Years            Years
-----------------------------               --------------    -------------     -------------    -------------     -------------

Long-term debt (1)                          $    1,622,000    $           -     $      93,583    $     160,491     $   1,367,926
Operating leases                                    50,037            7,959            12,148            9,641            20,289
TV program rights payable (2)                       68,058           27,507            23,310           11,055             6,186
Future TV program rights payable (2)                31,999            5,240            19,831            5,290             1,638
Radio broadcast agreements                           5,098            2,281             2,017              480               320
Employment agreements                               45,554           23,829            17,628            1,581             2,516
                                            --------------    -------------     -------------    -------------     -------------

Total Contractual Cash Obligations          $    1,822,746    $      66,816     $     168,517    $     188,538     $   1,398,875
                                            ==============    =============     =============    =============     =============

(1)  ECC's  senior  discount  notes  accrete to a face value of $370.0  million  in March 2006 and become due in March  2011.  As of
     February 28, 2002, the face value of the senior discount notes was $226.5  million.  With respect to EOC, the above table would be the same except ECC's senior  discount  notes would be excluded.  These  contractual  cash  obligations  are not adjusted to reflect  credit  facility debt repaid after  February 28, 2002 (See Note 4 to our  consolidated  financial  statements,  Credit
     Facility).

(2)  TV program rights payable  represents  payments to be made to various program  syndicators and  distributors in accordance with current contracts for the rights to broadcast  programs.  Future TV program rights payable  represents  commitments for program rights not available for broadcast as of February 28, 2002.

    DEBT SERVICE AND PREFERRED STOCK DIVIDEND REQUIREMENTS

    As of February 28, 2002, EOC had $1.252 billion of corporate indebtedness  outstanding under its credit facility ($.952 billion, of which $0.135 billion is classified as current)and senior  subordinated  notes ($0.3  billion),  and an additional  $14.9 million of other  indebtedness.  As of February 28, 2002, total  indebtedness  outstanding  for Emmis included all of EOC's indebtedness as well as $226.5 million of senior discount notes.  Emmis also had $143.8 million of convertible  preferred stock  outstanding.  All outstanding amounts under the credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative
Base Rate plus a margin.  As of February 28, 2002,  EOC's  weighted  average  borrowing  rate under its credit  facility,  including the effects of interest rate swaps (see discussion in Item 7a. below), was approximately 6.3% and the weighted  average  borrowing rate, after taking into account amounts outstanding under the senior subordinated  notes, was  approximately  6.8%. Emmis' weighted average borrowing rate, which includes the senior discount notes, was approximately 7.6%.

Based on amounts currently  outstanding under our senior  subordinated  notes, the debt service  requirements of EOC for these notes over the next  twelve-month  period are $24.4 million.  ECC has no additional  debt service  requirements  in the next  twelve-month period since  interest on its senior  discount  notes  accretes into the principal  balance of the notes until March 2006.  However,
ECC has preferred stock dividend  requirements of $9.0 million for the next twelve-month  period. The terms of ECC's preferred stock provide for a quarterly  dividend  payment of $.78125 per share on each  January 15,  April 15, July 15 and October 15.  While Emmis
has  sufficient  liquidity to declare and pay the  dividends  as they become due, it was not  permitted to do so for the October 15,
2001,  January 15, 2002 and April 15, 2002 payments.  Emmis' leverage ratio under the senior  discount notes indenture  exceeded 8:1 for the October,  January and April payments.  Its leverage ratio under the senior  subordinated  notes  indenture  exceeded 7:1 for the January and April  payments.  For each of these  dividend  dates,  ECC's board of  directors  set the record  date,  but did not declare the dividend.  Instead,  on each payment date a wholly-owned,  unrestricted  subsidiary of EOC made a payment of $.78125 per share to each preferred  shareholder  of record.  This  subsidiary  was permitted to make the payment to the preferred  shareholders under the senior discount notes and senior  subordinated  notes indentures.  Currently,  Emmis meets its leverage ratio requirements under the senior  subordinated  notes and expects to meet its  leverage  ratio  requirements  under the senior  discount  notes upon application  of its April 2002 equity  proceeds  (see  Sources of  Liquidity).  We expect  ECC's board of  directors to declare each dividend and deem the obligation to pay each dividend to have been  discharged by the  subsidiary's  prior  payment.  We also expect our board of directors to declare, and for Emmis to pay, the July 15, 2002 dividend in the ordinary course of business.

    SOURCES OF LIQUIDITY

    Our primary  sources of liquidity are cash provided by operations and funds  available  under our credit  facility.  At February
28, 2002, we had cash and cash  equivalents  of $6.4 million and net working  capital of $19.8  million,  excluding  assets held for sale. At February 28, 2001, we had cash and cash  equivalents of $59.9 million and net working  capital of $97.9 million,  excluding assets held for sale. With respect to EOC, net working  capital,  excluding  assets held for sale, was $21.0 million at February 28,
2002 and $97.9  million at February  28,  2001.  We  typically  use our excess cash to repay  amounts  outstanding  under our credit facility.  We had a large cash  balance as of February 28, 2001 due to  borrowings  under term loans when we  refinanced  our credit facility in December  2000,  which was used to close our  acquisition  of three radio  stations in March 2001.  The  decrease in net working  capital from February 28, 2001 to February 28, 2002 was due to the decrease in cash  described  above and the collection of tax refunds  receivable  (related cash collected was used to repay  outstanding  debt). In December 2001, Emmis instituted a 10% pay cut for  substantially  all of its  non-contract  employees  and also  began a stock  compensation  program  under  its 2001  Equity
Incentive Plan. We expect the stock  compensation  program,  which currently  extends through December 2002, to result in reductions of  approximately  $14 million in Emmis' cash  compensation  expense,  $11 million of which will be  reflected  in fiscal  2003.  We expect to issue  approximately  0.8 million shares during the first year of the plan.  While no formal  decisions have been made, it is likely  that the  program  will  continue in some form during the next fiscal  year.  On April 30,  2002,  we had $220.0  million available under our credit facility, less $6.6 million in outstanding letters of credit.

    In April 2002, ECC completed the sale of 4.6 million  shares of its Class A common stock at $26.80 per share  resulting in total proceeds  of $123.3  million.  The net  proceeds  of $120.2 were  contributed  to EOC,  of which 50% were used to repay  outstanding obligations  under the credit  facility.  The remaining net proceeds  were  invested and will either repay  outstanding  obligations under the credit facility or redeem or repurchase some of Emmis' outstanding 121/2% senior discount notes.

    Effective May 1, 2002 Emmis  completed the sale of  substantially  all of the assets of KALC-FM in Denver,  Colorado to Entercom
Communications  Corporation  for $88.0 million.  Also  effective May 1, 2002 Emmis  completed the sale of  substantially  all of the assets of KXPK-FM in Denver,  Colorado to Entravision  Communications  Corporation for $47.5 million.  The proceeds from the sale of these stations were used to repay outstanding obligations under the credit facility.

    In  connection  with the $255.7  million of completed or planned debt  repayments  described  above,  Emmis expects to write-off approximately $4 million of deferred debt costs in the first quarter of our fiscal 2003.

    As part of our business strategy,  we continually evaluate potential  acquisitions of radio and television stations,  as well as publishing  properties.  If we elect to take advantage of future  acquisition  opportunities,  we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.

INTANGIBLES

    At February 28, 2002,  approximately  78% of our total assets consisted of intangible  assets,  such as FCC broadcast  licenses, goodwill,  subscription  lists and similar assets,  the value of which depends  significantly  upon the  operational  results of our businesses.  In the case of our radio and television  stations,  we would not be able to operate the properties  without the related
FCC license for each property.  FCC licenses are renewed every eight years;  consequently,  we continually monitor the activities of our stations for compliance  with all  regulatory  requirements.  Historically,  all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible  Assets" that requires  companies to cease amortizing goodwill and certain other indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS 142, goodwill and certain indefinite-lived  intangibles  will not be  amortized  into  results  of  operations,  but  instead  the  recorded  value of certain indefinite-lived  intangibles  including  broadcast  licenses will be tested for impairment at least annually with impairment  being measured as the excess of the asset's  carrying  amount over its fair value.  Goodwill  will also be tested for  impairment at least annually.  Intangible  assets that have finite useful lives will  continue to be amortized  over their useful lives and measured for impairment in accordance with SFAS 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets." We adopted SFAS 142 and began  our  impairment  review  on  March  1,  2002.  We  have  engaged  an  independent  appraiser  to  conduct  valuations  of our indefinite-lived  intangible  assets and expect to complete our review after the  valuations  are  completed at the end of May 2002.
As of February  28,  2002,  we had net  unamortized  goodwill and  broadcast  licenses in the amount of $175.2  million and $1,878.3 million,  respectively.  The adoption of SFAS 142 will  eliminate our  amortization  of goodwill and  indefinite-lived  intangibles, which was  approximately  $41.8 million and $61.2 million in the years ended  February 28, 2001 and 2002,  respectively.  While this expense will no longer be reflected on future  financial  statements,  it remains  deductible  for federal  income tax purposes.  We expect that our impairment  review,  once it is completed,  will result in write-downs of some of our goodwill and  indefinite-lived intangibles,  but we cannot  currently  determine  the  amount  of the  write-downs.  However,  we  believe  the  write-down  may be material.  Upon adoption,  any transitional  impairment loss recognized under SFAS 142 will be reported as the cumulative  effect of a change of accounting  principle in our  consolidated  statements of operations.  After initial  adoption,  any  impairment  losses under SFAS 142 or 144 will be recorded as operating expenses.

    In August  2001,  the FASB  issued  SFAS No. 144  "Accounting  for the  Impairment  or Disposal  of  Long-Lived  Assets",  which establishes a single model to account for impairment of assets to be held or disposed,  incorporating  guidelines for accounting and disclosure of  discontinued  operations . This  statement  supercedes  SFAS 121 and was adopted by the Company on March 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations or financial position.

SEASONALITY

     Our results of  operations  are usually  subject to seasonal  fluctuations,  which  result in higher  second and third  quarter revenues and broadcast cash flow.  For our radio  operations,  this  seasonality  is due to the younger  demographic  composition of many of our stations.  Advertisers  increase spending during the summer months to target these listeners.  In addition,  advertisers generally  increase  spending  across all of our  segments  during the months of October and  November,  which are part of our third quarter,  in  anticipation  of the holiday  season.  Finally,  particularly  in our television  operations,  revenues from political advertising tend to be higher in even numbered calendar years.

INFLATION

    The impact of inflation on our operations has not been significant to date. However,  there can be no assurance that a high rate of inflation in the future would not have an adverse  effect on our operating  results,  particularly  since our senior bank debt is largely floating rate debt.

FORWARD-LOOKING STATEMENTS

    This report includes or incorporates  forward-looking  statements  within the meaning of Section 21E of the Securities  Exchange
Act of 1934, as amended.  You can identify  these  forward-looking  statements by our use of words such as "intend,"  "plan," "may,"
"will," "project," "estimate,"  "anticipate," "believe," "expect," "continue," "potential,"  "opportunity," and similar expressions, whether  in the  negative  or  affirmative.  We  cannot  guarantee  that  we  actually  will  achieve  these  plans,  intentions  or expectations.  All  statements  regarding  our  expected  financial  position,  business  and  financing  plans are  forward-looking statements.

    Actual results or events could differ materially from the plans,  intentions and expectations  disclosed in the  forward-looking statements we make. We have included  important  facts in various  cautionary  statements in this report that we believe could cause our actual results to differ  materially from  forward-looking  statements that we make. These include,  but are not limited to, the following:

o    material adverse changes in economic conditions in the markets of our company;

o    the ability of our stations and magazines to attract and retain advertisers;

o    the ability of our stations to attract programming and our magazines to attract writers and photographers;

o    uncertainty  as to the ability of our stations to increase or sustain  audience  share for their programs and our magazines to increase or sustain subscriber demand;

o    competition from other media and the impact of significant competition for advertising revenues from other media;
o    future regulatory actions and conditions in the operating areas of our company;

o    the level of our capital  expenditures  and  whether  our  programming  and other  expenses  increase at a rate faster than expected;

o    financial  community and rating agency perceptions of our business,  operations and financial condition and the industry in which we operate;

o    the effects of terrorist attacks, political instability, war and other significant events;

o    whether pending transactions, if any, are completed on the terms and at the times set forth, if at all;

o    other risks and uncertainties inherent in the radio and television broadcasting and magazine publishing businesses.

The forward-looking statements do not reflect the potential impact of any future acquisitions,  mergers or  dispositions.  We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERAL

    Market risk  represents  the risk of loss that may impact the financial  position,  results of operations or cash flows of Emmis due to adverse  changes in  financial  and  commodity  market  prices and  rates.  Emmis is exposed to market  risk from  changes in domestic and  international  interest rates (i.e.  prime and LIBOR) and foreign  currency  exchange  rates.  To manage interest rate exposure Emmis periodically enters into interest rate derivative  agreements.  Emmis does not use financial  instruments for trading and is not a party to any leveraged derivatives.

       On June 15, 1998, the FASB issued SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities," as amended in June of 2000 by SFAS No. 138,  "Accounting  for Derivative  Instruments and Hedging  Activities."  These  statements,  which were effective for Emmis on March 1, 2001,  establish  accounting and reporting standards for derivative  instruments,  including certain derivative  instruments  embedded in other contracts.  These statements require that every derivative  instrument be recorded in the balance  sheet as either an asset or a  liability  measured at its fair value.  Changes in the fair value of  derivatives  are to be recorded each period in earnings or  comprehensive  income,  depending on whether the derivative is designated and effective as part of a hedged  transaction,  and on the type of hedge  transaction.  Gains or losses on derivative  instruments  reported in the other comprehensive  income must be reclassified  as earnings in the period in which earnings are affected by the underlying  hedged item, and the  ineffective  portion of all hedges  must be  recognized  in  earnings  in the current  period.  These  standards  result in additional volatility in reported assets, liabilities, earnings and other comprehensive income.

       SFAS No. 133  requires  that as of the date of initial  adoption  the  difference  between  the fair value of the  derivative instruments to be recorded on the balance sheet and the previous  carrying amount of those  derivatives be reported in net income or other comprehensive  income, as appropriate,  as the cumulative effect of a change in accounting principle in accordance with APB 20
"Accounting Changes."

       On March 1, 2001,  Emmis  recorded the effect of the adoption of SFAS No. 133 which  resulted in an immaterial  impact to the results of operations and the financial position of Emmis.

       SFAS No. 133 further requires that the fair value and  effectiveness of each hedging  instrument must be measured  quarterly.
The result of each  measurement  could result in  fluctuations  in reported  assets,  liabilities,  other  comprehensive  income and earnings as these changes in fair value and  effectiveness  are recorded to the financial  statements.  For the year ended  February
28, 2002,  the  fluctuations  to the  aforementioned  areas were  immaterial  to the  financial  statements  taken as a whole and we anticipate an immaterial effect on an ongoing basis.

INTEREST RATES

       At February  28,  2002,  the entire  outstanding  balance  under our credit  facility,  or  approximately  76% of EOC's total outstanding  debt (credit  facility and senior  subordinated  debt) and 64% of Emmis'  total  outstanding  debt (EOC's debt plus our senior  discount notes) bears interest at variable rates.  Emmis  currently  hedges a portion of its outstanding  debt with interest rate swap arrangements  that effectively set the credit  facility's  underlying base rate at a weighted average rate of 4.94% on the three-month  LIBOR for  agreements in place as of February 28, 2002. The credit  facility  requires EOC to have fixed interest rates for a two year period on at least 50% of its total  outstanding debt, as defined  (including the senior  subordinated  debt).  After the first two years,  this ratio of fixed to floating rate debt must be maintained if EOC's total  leverage  ratio,  as defined,  is greater than 6:1 at any quarter end. The notional  amount of the interest rate swap  agreements at February 28, 2002 totaled  $350.0 million, and the agreements expire at various dates beginning February 3, 2003 to February 8, 2004.

    Based on amounts  outstanding at February 28, 2002, if the interest rate on our variable debt,  including the effect of interest rate swaps, were to increase by 1.0%, our annual interest expense would be higher by approximately $6.0 million.

FOREIGN CURRENCY

    Emmis owns a 59.5% interest in a Hungarian  subsidiary  which is consolidated in the  accompanying  financial  statements.  This subsidiary's  operations  are measured in its local  currency  (forint).  Emmis has a natural  hedge since some of the  subsidiary's long-term  obligations  are  denominated  in Hungarian  forints.  Emmis owns a 75% interest in an  Argentinean  subsidiary  which is consolidated in the  accompanying  financial  statements.  This  subsidiary's  operations are measured in its local currency (peso), which until January 2002,  was tied to the U.S.  dollar  through the Argentine  government's  convertibility  plan. In January 2002, the  Argentine  government  allowed the peso to devalue and trade  against the U.S.  dollar  independently.  While Emmis  management cannot predict the most likely average or end-of-period  peso to dollar,  or forint to dollar,  exchange rates for calendar 2002, we believe any  further  devaluation  of the forint or peso would have an  immaterial  effect on our  financial  statements  taken as a whole, as the Hungarian and Argentine  stations  accounted for  approximately 1% of Emmis' broadcast cash flow,  approximately 3% of
Emmis' total revenues and less than 1% of Emmis' total assets as of, and for the year ended, February 28, 2002.

    Both  subsidiaries have or have had outstanding  loans  denominated in U.S.  dollars.  In fiscal 2002, the Hungarian  subsidiary repaid $1.2  million in dollar  denominated  loans and at February 28, 2002 has $0.7  million  outstanding.  Also in fiscal 2002 and subsequent to the  devaluation of the peso, the Argentinean  subsidiary  repaid $2.5 million in dollar  denominated  loans and as of
February 28, 2002 has no dollar  denominated loans  outstanding.  No gain or loss resulted from these transactions on a consolidated basis.

    Emmis maintains no derivative  instruments to mitigate the exposure to foreign currency  translation  and/or  transaction  risk.
However, this does not preclude the adoption of specific hedging strategies in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                              ------------------------------------------------------------------
                                                                     2000                    2001                    2002
                                                              ------------------      ------------------      ------------------

GROSS REVENUES                                                $          380,995      $          550,073      $          614,414

LESS AGENCY COMMISSIONS                                                   55,730                  79,455                  80,634
                                                              ------------------      ------------------      ------------------

NET REVENUES                                                             325,265                 470,618                 533,780
   Operating expenses                                                    199,818                 296,405                 348,115
   Corporate expenses                                                     15,430                  17,601                  20,283
   Time brokerage fees                                                         -                   7,344                     479
   Depreciation and amortization                                          44,161                  74,018                 100,258
   Non-cash compensation                                                   7,357                   5,400                   9,095
   Restructuring fees                                                        896                   2,057                     768
   Impairment loss and other                                                   -                   2,000                  10,672
                                                              ------------------      ------------------      ------------------

OPERATING INCOME                                                          57,603                  65,793                  44,110
                                                              ------------------      ------------------      ------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                      (51,986)                (72,444)               (129,100)
   Loss on donation of radio station                                        (956)                      -                       -
   Gain (loss) in unconsolidated affiliates                                    -                  (1,360)                 (5,003)
   Other income, net                                                       4,203                  39,397                   1,346
                                                              ------------------      ------------------      ------------------
    Total other income (expense)                                         (48,739)                (34,407)               (132,757)
                                                              ------------------      ------------------      ------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                                  8,864                  31,386                 (88,647)
PROVISION (BENEFIT) FOR INCOME TAXES                                       6,875                  17,650                 (25,623)
                                                              ------------------      ------------------      ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                    1,989                  13,736                 (63,024)
EXTRAORDINARY LOSS, NET OF TAX                                             2,022                       -                   1,084
                                                              ------------------      ------------------      ------------------
NET INCOME (LOSS)                                                            (33)                 13,736                 (64,108)
PREFERRED STOCK DIVIDENDS                                                  3,144                   8,984                   8,984
                                                              ------------------      ------------------      ------------------
NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                               $           (3,177)      $            4,752      $         (73,092)
                                                              ==================       ==================      =================

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE:
   Before extraordinary item                                  $            (0.03)      $             0.10      $           (1.52)
   Extraordinary item, net of tax                                          (0.06)                       -                  (0.02)
                                                              ------------------       ------------------      -----------------
   Net income (loss) available to common
    shareholders                                              $           (0.09)      $              0.10      $           (1.54)
                                                              =================       ===================      =================

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       FEBRUARY 28,
                                                                                          --------------------------------------
                                                                                                2001                  2002
                                                                                          ----------------      ----------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                             $         59,899      $          6,362
    Accounts receivable, net of allowance for
     doubtful accounts of $2,202 and $2,800, respectively                                           97,281                95,240
    Current portion of TV program rights                                                            12,028                 9,837
    Income tax refunds receivable                                                                   13,970                     -
    Prepaid expenses                                                                                17,005                14,847
    Other                                                                                           14,832                13,820
    Assets held for sale                                                                           134,983               123,416
                                                                                          ----------------      ----------------
              Total current assets                                                                 349,998               263,522
                                                                                          ----------------      ----------------

PROPERTY AND EQUIPMENT:
    Land and buildings                                                                              84,983                88,209
    Leasehold improvements                                                                          12,299                12,341
    Broadcasting equipment                                                                         136,312               151,496
    Office equipment and automobiles                                                                44,553                49,160
    Construction in progress                                                                        10,560                16,735
                                                                                          ----------------      ----------------
                                                                                                   288,707               317,941
    Less- Accumulated depreciation and amortization                                                 56,874                86,802
                                                                                          ----------------      ----------------
              Total property and equipment, net                                                    231,833               231,139
                                                                                          ----------------      ----------------

INTANGIBLE ASSETS:
    Broadcast licenses                                                                           1,736,398             1,891,741
    Excess of cost over fair value of net
     assets of purchased businesses                                                                204,462               204,429
    Other intangibles                                                                               33,591                41,135
                                                                                          ----------------      ----------------
                                                                                                 1,974,451             2,137,305
    Less- Accumulated amortization                                                                 122,192               183,974
                                                                                          ----------------      ----------------
              Total intangible assets, net                                                       1,852,259             1,953,331
                                                                                          ----------------      ----------------

OTHER ASSETS:
    Deferred debt issuance costs, net of accumulated
     amortization of $5,729 and $12,227, respectively                                               29,448                37,745
    TV program rights, net of current portion                                                        6,509                 8,818
    Investments                                                                                     11,287                12,315
    Deposits and other                                                                              25,538                 3,199
                                                                                          ----------------      ----------------
     Total other assets, net                                                                        72,782                62,077
                                                                                          ----------------      ----------------

              Total assets                                                                 $     2,506,872      $      2,510,069
                                                                                          ================      ================

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       FEBRUARY 28,
                                                                                          --------------------------------------
                                                                                                2001                  2002
                                                                                          ----------------      ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                      $         34,206      $         38,995
    Current maturities of other long-term debt                                                       4,187                 7,933
    Current portion of TV program rights payable                                                    28,192                27,507
    Accrued salaries and commissions                                                                10,342                 7,852
    Accrued interest                                                                                17,038                14,068
    Deferred revenue                                                                                17,397                16,392
    Other                                                                                            5,768                 7,531
    Credit facility debt to be repaid with proceeds
      of assets held for sale                                                                            -               135,000
    Liabilities associated with assets held for sale                                                    21                    63
                                                                                          ----------------      ----------------
              Total current liabilities                                                            117,151               255,341

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT                                                     1,380,000             1,117,000
SENIOR DISCOUNT NOTES                                                                                    -               226,507
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                                        13,684                 6,949
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                                   47,567                40,551
OTHER NONCURRENT LIABILITIES                                                                         5,531                26,966
DEFERRED INCOME TAXES                                                                              135,468               101,198
                                                                                          ----------------      ----------------
              Total liabilities                                                                  1,699,401             1,774,512
                                                                                          ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY:

    Series A cumulative convertible preferred stock, $0.01
     par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares in 2001
     and 2002                                                                                           29                    29
    Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 41,900,315 shares and
     42,761,299 shares in 2001 and 2002, respectively                                                  419                   428
    Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,230,396 shares and
     5,250,127 shares in 2001 and 2002, respectively                                                    52                    53
    Additional paid-in capital                                                                     830,299               843,254
    Accumulated deficit                                                                            (22,730)              (95,822)
    Accumulated other comprehensive income                                                            (598)              (12,385)
                                                                                          ----------------      ----------------
              Total shareholders' equity                                                           807,471               735,557
                                                                                          ----------------      ----------------

              Total liabilities and shareholders' equity                                  $      2,506,872      $      2,510,069
                                                                                          ================      ================

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            FOR THE THREE YEARS ENDED FEBRUARY 28, 2002
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Class A                        Class B                       Series A
                                               Common Stock                   Common Stock                  Preferred Stock
                                        --------------------------     --------------------------    ---------------------------

                                             Shares                       Shares                       Shares
                                           Outstanding      Amount      Outstanding       Amount     Outstanding         Amount
                                        ---------------     ------      -----------     ---------    -----------         -------

BALANCE, FEBRUARY 28, 1999                   26,380,414     $  264           5,164,530    $    52                   -    $     -

Issuance of Class A Common stock in
  exchange for Class B common stock             505,668          5            (505,668)       (5)                   -          -
Exercise of stock options and
  related income tax benefits                   886,496          9              79,720          -                   -          -
Issuance of Class A common
  stock to profit sharing plan                   34,246          -                   -          -                   -          -
Issuance of Class A common stock to
  employees and officers and related
  income tax benefits                            41,987          -                   -          -                   -          -
Sale of Class A common stock, net
  of costs incurred of $14,430               13,384,000        134                   -          -                   -          -
Sale of Series A cumulative
  convertible preferred stock, net
  of costs incurred of  $5,341                        -          -                   -          -           2,875,000         29
Preferred stock dividends paid                        -          -                   -          -                   -          -

Comprehensive Income:
Net income (loss)                                     -          -                   -          -                   -          -
Cumulative translation adjustment                     -          -                   -          -                   -          -
Total comprehensive income                            -          -                   -          -                   -          -
                                        ---------------     ------     ---------------    -------    ----------------    -------
BALANCE, FEBRUARY 29, 2000                   41,232,811        412           4,738,582         47           2,875,000         29
                                        ---------------     ------     ---------------    -------    ----------------    -------

Issuance of Class A Common stock in
  exchange for Class B common stock              17,875          -             (17,875)         -                   -          -
Exercise of stock options and
  related income tax benefits                   482,991          5             509,689          5                   -          -
Issuance of Class A common
  stock to profit sharing plan                   47,281          1                   -          -                   -          -
Issuance of Class A common stock to
  employees and officers and related
  income tax benefits                            82,688          1                   -          -                   -          -
Sale of Class A common stock
  to employees through ESPP                      36,669          -                   -          -                   -          -
Preferred stock dividends paid                        -          -                   -          -                   -          -

Comprehensive Income:
Net income (loss)                                     -          -                   -          -                   -          -
Cumulative translation adjustment                     -          -                   -          -                   -          -
Total comprehensive income                            -          -                   -          -                   -          -
                                        ---------------     ------     ---------------    -------    ----------------    -------
BALANCE, FEBRUARY 28, 2001                   41,900,315        419           5,230,396         52           2,875,000         29
                                        ---------------     ------     ---------------    -------    ----------------    -------

Issuance of Class A Common stock in
  exchange for Class B common stock                   -          -                   -          -                   -          -
Exercise of stock options and
  related income tax benefits                   314,258          3                   -          -                   -          -
Issuance of Class A common
  stock to profit sharing plan                        -          -                   -          -                   -          -
Issuance of Class A common stock to
  employees and officers and related
  income tax benefits                           520,579          6              19,731          1                   -          -
Sale of Class A common stock
  to employees through ESPP                      26,147          -                   -          -                   -          -
Preferred stock dividends paid                        -          -                   -          -                   -          -

Comprehensive Income:
Net income (loss)                                     -          -                   -          -                   -          -
Cumulative translation adjustment                     -          -                   -          -                   -          -
Net unrealized loss on hedged
  derivatives                                         -          -                   -          -                   -          -
Total comprehensive income                            -          -                   -          -                   -          -
                                        ---------------     ------     ---------------    -------    ----------------    -------
BALANCE, FEBRUARY 28, 2002                   42,761,299     $  428           5,250,127    $    53           2,875,000    $    29
                                        ===============     ======     ===============    =======    ================    =======

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (CONTINUED)
                                            FOR THE THREE YEARS ENDED FEBRUARY 28, 2002
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               Accumulated
                                                        Additional                                Other               Total
                                                          Paid-in           Accumulated       Comprehensive       Shareholders'
                                                          Capital             Deficit            Income              Equity
                                                     ----------------    ---------------     ---------------    ----------------
BALANCE, FEBRUARY 28, 1999                           $        260,186    $       (24,305)    $         (648)    $        235,549

Issuance of Class A Common stock in
  exchange for Class B common stock                                 -                  -                   -                   -
Exercise of stock options and
  related income tax benefits                                  16,761                  -                   -              16,770
Issuance of Class A common
  stock to profit sharing plan                                  1,250                  -                   -               1,250
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                           4,807                  -                   -               4,807
Sale of Class A common stock, net
  of costs incurred of $14,430                                383,436                  -                   -             383,570
Sale of Series A cumulative
  convertible preferred stock, net
  of costs incurred of $5,341                                 138,380                  -                   -             138,409
Preferred stock dividends paid                                      -             (3,144)                  -              (3,144)

Comprehensive Income:
Net income (loss)                                                   -               (33)                   -                   -
Cumulative translation adjustment                                   -                  -                (811)                  -
Total comprehensive income                                          -                  -                   -                (844)
                                                     ----------------    ---------------     ---------------    ----------------
BALANCE, FEBRUARY 29, 2000                                    804,820            (27,482)             (1,459)            776,367
                                                     ----------------    ---------------     ---------------    ----------------

Issuance of Class A Common stock in
  exchange for Class B common stock                                 -                  -                   -                   -
Exercise of stock options and
  related income tax benefits                                  18,707                  -                   -              18,717
Issuance of Class A common
  stock to profit sharing plan                                  1,250                  -                   -               1,251
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                           4,586                  -                   -               4,587
Sale of Class A common stock
  to employees through ESPP                                       936                  -                   -                 936
Preferred stock dividends paid                                      -             (8,984)                  -              (8,984)

Comprehensive Income:
Net income (loss)                                                   -             13,736                   -
Cumulative translation adjustment                                   -                  -                 861
Total comprehensive income                                          -                  -                   -              14,597
                                                     ----------------    ---------------     ---------------    ----------------
BALANCE, FEBRUARY 28, 2001                           $        830,299    $       (22,730)    $          (598)   $        807,471
                                                     ================    ===============     ===============    ================

Issuance of Class A Common stock in
  exchange for Class B common stock                                 -                  -                   -                   -
Exercise of stock options and
  related income tax benefits                                   3,610                  -                   -               3,613
Issuance of Class A common
  stock to profit sharing plan                                      -                  -                   -                   -
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                           8,770                  -                   -               8,777
Sale of Class A common stock
  to employees through ESPP                                       575                  -                   -                 575
Preferred stock dividends paid                                      -             (8,984)                  -              (8,984)

Comprehensive Income:
Net income (loss)                                                   -            (64,108)                  -
Cumulative translation adjustment                                   -                  -              (6,303)
Net unrealized loss on hedged derivatives                           -                  -              (5,484)
Total comprehensive income                                          -                  -                   -             (75,895)
                                                     ----------------    ---------------     ---------------    ----------------
BALANCE, FEBRUARY 28, 2002                           $        843,254    $       (95,822)    $       (12,385)   $        735,557
                                                     ================    ===============    ================    ================

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000                 2001              2002
                                                                           ---------------     ---------------     ---------------

OPERATING ACTIVITIES:
   Net income (loss)                                                       $           (33)    $        13,736     $       (64,108)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                            2,022                   -               1,084
       Depreciation and amortization                                                53,818              94,454             124,335
       Accretion of interest on senior discount notes,
         including amortization of related debt costs                                    -                   -              24,998
       Provision for bad debts                                                       2,550               3,713               4,005
       Provision (benefit) for deferred income taxes                                 6,670              15,810             (25,623)
       Non-cash compensation                                                         7,357               5,400               9,095
       Loss on donation of radio station                                               956                   -                   -
       Gain on exchange of assets                                                        -             (22,000)                  -
       Impairment of asset                                                               -                   -               9,063
       Tax benefits of exercise of stock options                                     2,889              10,859                 999
       Other                                                                          (783)              1,464              (5,928)
   Changes in assets and liabilities -
       Accounts receivable                                                         (13,319)             (9,316)             (2,118)
       Prepaid expenses and other current assets                                   (14,546)            (24,627)              5,127
       Other assets                                                                 (2,507)             12,099              (5,953)
       Accounts payable and accrued liabilities                                     10,165              15,341              (2,709)
       Deferred revenue                                                              4,332                 569                (963)
       Other liabilities                                                           (33,211)            (19,772)             (1,927)
                                                                            --------------     ---------------     ---------------
         Net cash provided by operating activities                                  26,360              97,730              69,377
                                                                           ---------------     ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (29,316)            (26,225)            (28,416)
   Cash paid for acquisitions                                                     (231,130)         (1,060,681)           (140,746)
   Deposits on acquisitions and other                                              (11,500)            (23,849)             (5,943)
                                                                           ---------------     ---------------     ---------------
       Net cash used in investing activities                                      (271,946)         (1,110,755)           (175,105)
                                                                           ---------------     ---------------     ---------------

FINANCING ACTIVITIES:
   Payments on long-term debt                                                     (426,668)         (1,051,549)           (133,000)
   Proceeds from long-term debt                                                    149,668           2,128,388               5,000
   Proceeds from the issuance of the Company's Class A
     common stock, net of transaction costs                                        383,570                   -                   -
   Proceeds from the issuance the Company's Series A
     cumulative convertible preferred stock, net of
     transaction costs                                                             138,409                   -                   -
   Proceeds from senior discount notes offering                                          -                   -             202,612
   Proceeds from exercise of stock options
     and employee stock purchases                                                   13,881               8,794               3,189
   Payments for debt related costs                                                       -             (21,095)            (16,626)
   Preferred stock dividends                                                       (2,021)              (8,984)             (8,984)
                                                                           --------------      ---------------     ---------------
     Net cash provided by financing activities                                     256,839           1,055,554              52,191
                                                                           ---------------     ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    11,253              42,529             (53,537)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               6,117              17,370              59,899
                                                                           ---------------     ---------------     ---------------
   End of period                                                           $        17,370     $        59,899     $         6,362
                                                                           ===============     ===============     ===============

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000                 2001              2002
                                                                          ----------------     ---------------     ---------------

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                              $        41,735     $        58,362     $        99,824
     Income taxes                                                                    9,589                 550               1,281
   Non- cash investing and financing transactions-
     Preferred stock dividends accrued                                               1,123                   -                   -

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                            $        25,608
  Cash paid                                                                         18,954
                                                                           ---------------
  Liabilities recorded                                                     $         6,654
                                                                           ===============

ACQUISITION OF WKCF-TV:
  Fair value of assets acquired                                            $       246,445
  Cash paid                                                                        197,105
                                                                           ---------------
  Liabilities recorded                                                     $        49,340
                                                                           ===============

ACQUISITION OF VOTIONIS, S.A:
  Fair value of assets acquired                                            $        18,936
  Cash paid                                                                         13,302
                                                                           ---------------
  Liabilities recorded                                                     $         5,634
                                                                           ===============

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                                                $        39,520
  Cash paid                                                                                             36,827
                                                                                               ---------------
  Liabilities recorded                                                                         $         2,693
                                                                                               ===============

ACQUISITION OF KKFR-FM AND KXPK-FM:
    Fair value of assets acquired                                                              $       110,210
    Cash paid                                                                                          109,052
                                                                                               ---------------
    Liabilities recorded                                                                       $         1,158
                                                                                               ===============

ACQUISITION OF TELEVISION PROPERTIES
   FROM LEE ENTERPRISES, INC:
  Fair value of assets acquired                                                                $       633,639
  Cash paid                                                                                            582,994
                                                                                               ---------------
  Liabilities recorded                                                                         $        50,645
                                                                                               ===============

ACQUISITION OF KIHT-FM, KFTK-FM, KPNT-FM,
   WVRV-FM, WIL-FM AND WRTH-AM:
    Fair value of assets acquired                                                              $       230,891
    Cash paid                                                                                          230,891
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000               2001                2002
                                                                          ----------------     ---------------     ---------------

EXCHANGE OF ASSETS FOR KZLA-FM:
    Fair value of assets acquired                                                              $       185,000
    Basis in assets exchanged                                                                          163,000
    Gain on exchange of assets                                                                          22,000
    Cash paid                                                                                                -
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

ACQUISITION OF KALC-FM:
    Fair value of assets acquired                                                              $       100,917
    Cash paid                                                                                          100,917
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

ACQUISITION OF KKLT-FM, KTAR-AM and KMVP-AM:
    Fair value of assets acquired                                                                                  $       160,746
    Cash paid, net of deposit                                                                                              140,746
    Deposit paid in June 2000                                                                                               20,000
                                                                                                                   ---------------
    Liabilities recorded                                                                                           $             -
                                                                                                                   ===============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (DOLLARS IN THOUSANDS)

                                                                             FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                              ------------------------------------------------------------------

                                                                     2000                    2001                    2002
                                                              ------------------      ------------------      ------------------

GROSS REVENUES                                                $          380,995      $          550,073      $          614,414

LESS AGENCY COMMISSIONS                                                   55,730                  79,455                  80,634
                                                              ------------------      ------------------      ------------------

NET REVENUES                                                             325,265                 470,618                 533,780
   Operating expenses                                                    199,818                 296,405                 348,115
   Corporate expenses                                                     15,430                  17,601                  20,283
   Time brokerage fees                                                         -                   7,344                     479
   Depreciation and amortization                                          44,161                  74,018                 100,258
   Non-cash compensation                                                   7,357                   5,400                   9,095
   Restructuring fees                                                        896                   2,057                     768
   Impairment loss and other                                                   -                   2,000                  10,672
                                                              ------------------      ------------------      ------------------

OPERATING INCOME                                                          57,603                  65,793                  44,110
                                                              ------------------      ------------------      ------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                      (51,986)                (72,444)               (104,102)
   Loss on donation of radio station                                       (956)                       -                       -
   Gain (loss) in unconsolidated affiliates                                    -                  (1,360)                 (5,003)
   Other income, net                                                       4,203                  39,397                     360
                                                              ------------------      ------------------      ------------------
    Total other income (expense)                                         (48,739)                (34,407)               (108,745)
                                                              ------------------      ------------------      ------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                                  8,864                  31,386                 (64,635)
PROVISION (BENEFIT) FOR INCOME TAXES                                       6,875                  17,650                 (17,833)
                                                              ------------------      ------------------      ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                    1,989                  13,736                 (46,802)
EXTRAORDINARY LOSS, NET OF TAX                                             2,022                       -                   1,084
                                                              ------------------      ------------------      ------------------
NET INCOME (LOSS)                                             $              (33)     $           13,736      $          (47,886)
                                                               =================       =================       =================

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                       (DOLLARS IN THOUSANDS)

                                                                                                       FEBRUARY 28,
                                                                                          --------------------------------------
                                                                                                2001                  2002
                                                                                          ----------------      ----------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                             $         59,899      $          6,362
    Accounts receivable, net of allowance for
     doubtful accounts of $2,202 and $2,800, respectively                                           97,281                95,240
    Current portion of TV program rights                                                            12,028                 9,837
    Income tax refunds receivable                                                                   13,970                     -
    Prepaid expenses                                                                                17,005                14,847
    Other                                                                                           14,832                13,820
    Current assets held for sale                                                                   134,983               123,416
                                                                                          ----------------      ----------------
              Total current assets                                                                 349,998               263,522
                                                                                          ----------------      ----------------

PROPERTY AND EQUIPMENT:
    Land and buildings                                                                              84,983                88,209
    Leasehold improvements                                                                          12,299                12,341
    Broadcasting equipment                                                                         136,312               151,496
    Office equipment and automobiles                                                                44,553                49,160
    Construction in progress                                                                        10,560                16,735
                                                                                          ----------------      ----------------
                                                                                                   288,707               317,941
    Less- Accumulated depreciation and amortization                                                 56,874                86,802
                                                                                          ----------------      ----------------
              Total property and equipment, net                                                    231,833               231,139
                                                                                          ----------------      ----------------

INTANGIBLE ASSETS:
    Broadcast licenses                                                                           1,736,398             1,891,741
    Excess of cost over fair value of net
     assets of purchased businesses                                                                204,462               204,429
    Other intangibles                                                                               33,591                41,135
                                                                                          ----------------      ----------------
                                                                                                 1,974,451             2,137,305
    Less- Accumulated amortization                                                                 122,192               183,974
                                                                                          ----------------      ----------------
              Total intangible assets, net                                                       1,852,259             1,953,331
                                                                                          ----------------      ----------------

OTHER ASSETS:
    Deferred debt issuance costs, net of accumulated
     amortization of $5,729 and $11,122, respectively                                               29,448                26,815
    TV program rights, net of current portion                                                        6,509                 8,818
    Investments                                                                                     11,287                12,315
    Deposits and other                                                                              25,538                 3,199
                                                                                          ----------------      ----------------
     Total other assets, net                                                                        72,782                51,147
                                                                                          ----------------      ----------------

              Total assets                                                                 $     2,506,872      $      2,499,139
                                                                                          ================      ================

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       FEBRUARY 28,
                                                                                          --------------------------------------
                                                                                                2001                  2002
                                                                                          ----------------      ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                      $         34,206      $         38,995
    Current maturities of other long-term debt                                                       4,187                 7,933
    Current portion of TV program rights payable                                                    28,192                27,507
    Accrued salaries and commissions                                                                10,342                 7,852
    Accrued interest                                                                                17,038                14,068
    Deferred revenue                                                                                17,397                16,392
    Other                                                                                            5,768                 6,408
    Credit facility debt to be repaid with proceeds
      of assets held for sale                                                                            -               135,000
    Current liabilities held for sale                                                                   21                    63
                                                                                          ----------------      ----------------
              Total current liabilities                                                            117,151               254,218

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT                                                     1,380,000             1,117,000
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                                        13,684                 6,949
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                                   47,567                40,551
OTHER NONCURRENT LIABILITIES                                                                         5,531                26,966
DEFERRED INCOME TAXES                                                                              135,468               108,988
                                                                                          ----------------      ----------------
              Total liabilities                                                                  1,699,401             1,554,672
                                                                                          ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY:

    Common stock, no par value; authorized, issued
     and outstanding 1,000 shares at February 28,
      2001 and 2002                                                                                830,799             1,027,221
    Additional paid-in capital                                                                           -                 8,108
    Accumulated deficit                                                                            (22,730)              (78,477)
    Accumulated other comprehensive income                                                            (598)              (12,385)
                                                                                          ----------------      ----------------
              Total shareholders' equity                                                           807,471               944,467
                                                                                          ----------------      ----------------

              Total liabilities and shareholders' equity                                  $      2,506,872      $      2,499,139
                                                                                          ================      ================

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            FOR THE THREE-YEARS ENDED FEBRUARY 28, 2002
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                    Common Stock
                                             -------------------------                               Accumulated
                                                                           Additional                   Other            Total
                                                 Shares                     Paid-in    Accumulated  Comprehensive     Shareholders'
                                              Outstanding      Amount       Capital      Deficit       Income           Equity
                                            --------------  ----------     --------   ------------  --------------   -------------

BALANCE, FEBRUARY 28, 1999                           1,000  $  260,502     $      -   $    (24,305)   $         (648)  $    235,549

Distributions to parent                                  -           -            -         (3,144)                -         (3,144)
Contributions from parent                                -     544,806            -              -                 -        544,806

Comprehensive Income:
Net income (loss)                                        -           -            -            (33)                -
Cumulative translation adjustment                        -           -            -              -              (811)
Total comprehensive income                               -           -            -              -                 -           (844)
                                             -------------  ----------     --------   ------------   ---------------  -------------
BALANCE, FEBRUARY 29, 2000                           1,000     805,308            -        (27,482)           (1,459)       776,367
                                             -------------  ----------     --------   ------------   ---------------  -------------

Distributions to parent                                  -           -            -         (8,984)                -         (8,984)
Contributions from parent                                -      25,491            -              -                 -         25,491

Comprehensive Income:
Net income (loss)                                        -           -            -         13,736                 -
Cumulative translation adjustment                        -           -            -              -               861
Total comprehensive income                               -           -            -              -                 -         14,597
                                             -------------  ----------     --------   ------------   ---------------  -------------
BALANCE, FEBRUARY 28, 2001                           1,000     830,799            -        (22,730)             (598) $     807,471
                                             =============  ==========     ========   ============   ===============  =============

Accrued dividend at reorganization                       -           -            -          1,123                 -          1,123
Distributions to parent                                  -           -                      (8,984)                -         (8,984)
Contributions from parent                                -     196,422        8,108              -                 -        204,530

Comprehensive Income:
Net income (loss)                                        -           -            -        (47,886)                -
Cumulative translation adjustment                        -           -            -              -            (6,303)
Net unrealized loss on hedged derivatives                -           -            -              -            (5,484)
Total comprehensive income                               -           -            -              -                 -        (59,673)
                                             -------------  ----------     --------   ------------   ---------------  --------------
BALANCE, FEBRUARY 28, 2002                           1,000  $1,027,221     $  8,108   $    (78,477)  $       (12,385) $     944,467
                                             =============  ==========     ========   ============   ===============  =============

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000                 2001              2002
                                                                           ---------------     ---------------     ---------------

OPERATING ACTIVITIES:
   Net income (loss)                                                       $          (33)     $        13,736     $       (47,886)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                            2,022                   -               1,084
       Depreciation and amortization                                                53,818              94,454             124,335
       Provision for bad debts                                                       2,550               3,713               4,005
       Provision (benefit) for deferred income taxes                                 6,670              15,810             (17,833)
       Non-cash compensation                                                         7,357               5,400               9,095
       Loss on donation of radio station                                               956                   -                   -
       Gain on exchange of assets                                                        -             (22,000)                  -
       Impairment of asset                                                               -                   -               9,063
       Other                                                                          (783)              1,464              (5,928)
   Changes in assets and liabilities -
       Accounts receivable                                                         (13,319)             (9,316)             (2,118)
       Prepaid expenses and other current assets                                   (14,546)            (24,627)              5,127
       Other assets                                                                 (2,507)             12,099              (5,952)
       Accounts payable and accrued liabilities                                     10,165              15,341              (2,709)
       Deferred revenue                                                              4,332                 569                (963)
       Other liabilities                                                          (33,211)             (19,772)             (1,927)
                                                                           --------------      ---------------     ---------------
         Net cash provided by operating activities                                  23,471              86,871              67,393
                                                                           ---------------     ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (29,316)            (26,225)            (28,416)
   Cash paid for acquisitions                                                     (231,130)         (1,060,681)           (140,746)
   Deposits on acquisitions and other                                              (11,500)            (23,849)             (5,943)
                                                                           ---------------     ---------------     ---------------
       Net cash used in investing activities                                      (271,946)         (1,110,755)           (175,105)
                                                                           ---------------     ---------------     ---------------

FINANCING ACTIVITIES:
   Payments on long-term debt                                                     (426,668)         (1,051,549)           (133,000)
   Proceeds from long-term debt                                                    149,668           2,128,388               5,000
   Distributions to parent                                                          (2,021)             (8,984)             (8,984)
   Contributions from parent                                                       538,749              19,653             195,753
   Payments for debt related costs                                                       -             (21,095)             (4,594)
                                                                           ---------------     ---------------     ---------------
     Net cash provided by financing activities                                     259,728           1,066,413              54,175
                                                                           ---------------     ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    11,253              42,529            (53,537)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               6,117              17,370              59,899
                                                                           ---------------     ---------------     ---------------
   End of period                                                           $        17,370     $        59,899     $         6,362
                                                                           ===============     ===============     ===============

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000                 2001              2002
                                                                          ----------------     ---------------     ---------------

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                              $        41,735     $        58,362     $        99,824
     Income taxes                                                                    9,589                 550               1,281
   Non- cash investing and financing transactions-
     Preferred stock dividends accrued                                               1,123                   -                   -

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                            $        25,608
  Cash paid                                                                         18,954
                                                                           ---------------
  Liabilities recorded                                                     $         6,654
                                                                           ===============

ACQUISITION OF WKCF-TV:
  Fair value of assets acquired                                            $       246,445
  Cash paid                                                                        197,105
                                                                           ---------------
  Liabilities recorded                                                     $        49,340
                                                                           ===============

ACQUISITION OF VOTIONIS, S.A:
  Fair value of assets acquired                                            $        18,936
  Cash paid                                                                         13,302
                                                                           ---------------
  Liabilities recorded                                                     $         5,634
                                                                           ===============

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                                                $        39,520
  Cash paid                                                                                             36,827
                                                                                               ---------------
  Liabilities recorded                                                                         $         2,693
                                                                                               ===============

ACQUISITION OF KKFR-FM AND KXPK-FM:
  Fair value of assets acquired                                                                $       110,210
  Cash paid                                                                                            109,052
                                                                                               ---------------
  Liabilities recorded                                                                         $         1,158
                                                                                               ===============

ACQUISITION OF TELEVISION PROPERTIES
  FROM LEE ENTERPRISES, INC:
    Fair value of assets acquired                                                              $       633,639
    Cash paid                                                                                          582,994
                                                                                               ---------------
    Liabilities recorded                                                                       $        50,645
                                                                                               ===============

ACQUISITION OF KIHT-FM, KFTK-FM, KPNT-FM,
   WVRV-FM, WIL-FM AND WRTH-AM:
    Fair value of assets acquired                                                              $       230,891
    Cash paid                                                                                          230,891
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                       (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED FEBRUARY 28 (29),
                                                                                     -------------------------------------
                                                                                 2000                 2001              2002
                                                                          ----------------     ---------------     ---------------

EXCHANGE OF ASSETS FOR KZLA-FM:
    Fair value of assets acquired                                                              $       185,000
    Basis in assets exchanged                                                                          163,000
    Gain on exchange of assets                                                                          22,000
    Cash paid                                                                                                -
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

ACQUISITION OF KALC-FM:
    Fair value of assets acquired                                                              $       100,917
    Cash paid                                                                                          100,917
                                                                                               ---------------
    Liabilities recorded                                                                       $             -
                                                                                               ===============

ACQUISITION OF KKLT-FM, KTAR-AM and KMVP-AM:
    Fair value of assets acquired                                                                                  $       160,746
    Cash paid, net of deposit                                                                                              140,746
    Deposit paid in June 2000                                                                                               20,000
                                                                                                                   ---------------
    Liabilities recorded                                                                                           $             -
                                                                                                                   ===============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                            AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Principles of Consolidation

    The following discussion pertains to Emmis  Communications  Corporation ("ECC") and its subsidiaries  (collectively,  "Emmis" or the "Company") and to Emmis Operating  Company and its subsidiaries  (collectively  "EOC").  EOC became a wholly owned subsidiary of
ECC in  connection  with the  Company's  reorganization  (see  Note 1c.  below)  on June  22,  2001.  Unless  otherwise  noted,  all disclosures  contained in these Notes to  Consolidated  Financial  Statements  apply to Emmis and EOC.  Emmis' foreign  subsidiaries report on a fiscal  year  ending  December  31,  which  Emmis  consolidates  into its  fiscal  year  ending  February  28 (29).  All significant intercompany balances and transactions have been eliminated.

    b.   Organization

    Emmis Communications  Corporation is a diversified media company with radio broadcasting,  television  broadcasting and magazine publishing  operations.  After giving  effect to the  Company's  sale of two stations in Denver,  Emmis  operates  eighteen FM radio stations and three AM radio  stations in the United  States that serve the nation's  three  largest  radio markets of New York City,
Los Angeles and Chicago,  as well as Phoenix,  St. Louis,  Indianapolis and Terre Haute,  Indiana.  The fifteen television  stations
Emmis operates serve  geographically  diverse,  mid-sized markets in the U.S., as well as the large markets of Portland and Orlando, and have a variety of television  network  affiliations,  including  five with CBS, five with Fox,  three with NBC, one with ABC and one  with WB.  Emmis  Communications  Corporation  also  publishes  Texas  Monthly,  Los  Angeles,  Atlanta,  Indianapolis  Monthly,
Cincinnati,  Country Sampler,  and Country  Marketplace  magazines,  and has a 59.5% interest in a national radio station in Hungary
(Slager  Radio),  a 75% interest in one FM and one AM radio station in Buenos Aires,  Argentina  (Votionis),  and engages in certain businesses ancillary to broadcasting, such as broadcast tower leasing.

    c.   Reorganization

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

    Substantially  all of ECC's business is conducted through its subsidiaries.  The credit facility and senior  subordinated  notes indenture  contain certain  provisions  that may restrict the ability of ECC's  subsidiaries to transfer funds to ECC in the form of cash dividends,  loans or advances.  See the  accompanying  financial  statements of EOC and its  subsidiaries for the net assets of the restricted subsidiaries.

    d.   Revenue Recognition

    Broadcasting  revenue is recognized as advertisements are aired.  Publication  revenue is recognized in the month of delivery of the publication.

    e.   Allowance for Doubtful Accounts

    A provision  for doubtful  accounts is recorded  based on  management's  judgement of the  collectibility  of  receivables.  The activity in the allowance for doubtful accounts during the years ended February 2000, 2001 and 2002 was as follows:

                                                      Balance at                                       Balance
                                                       Beginning                                       At End
                                                        Of Year        Provision    Write-Offs         Of Year
                                                    -------------    ------------   -----------    -------------

         Year ended February 29, 2000               $       1,698    $      2,550   $    (2,324)   $       1,924
         Year ended February 28, 2001                       1,924           3,713        (3,435)           2,202
         Year ended February 28, 2002                       2,202           4,005        (3,407)           2,800

    f.   Television Programming

    Emmis has agreements with  distributors for the rights to television  programming over contract periods which generally run from one to five years.  Each  contract is recorded as an asset and a liability  at an amount equal to its gross  contractual  commitment when the license period begins and the program is available for its first  showing.  The portion of program  contracts  which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

    The rights to program materials are reflected in the accompanying  consolidated  balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon  management's  expectation of future  advertising revenues,  net of sales  commissions,  to be generated by the program  material.  Amortization of program contract costs is computed under either the  straight-line  method over the contract period or based on usage,  whichever  yields the greater  amortization for each  program on a monthly  basis.  Program  contract  costs that  management  expects to be amortized  in the  succeeding  year are classified  as current  assets.  Program  contract  liabilities  are  typically  paid on a scheduled  basis and are not  affected by adjustments for amortization or estimated net realizable  value.  Certain program  contracts provide for the exchange of advertising air time in lieu of cash  payments for the rights to such  programming.  These  contracts  are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.

    g.   Time Brokerage Fees

    The Company generally enters into time brokerage  agreements in connection with  acquisitions,  pending  regulatory  approval of transfer  of  license  assets.  Under  the  terms  of these  agreements,  the  Company  makes  specified  periodic  payments  to the owner-operator  in exchange for the grant to the Company of the right to program and sell advertising of a specified  portion of the station's  inventory of broadcast  time.  The Company  records  revenues and expenses  associated  with the portion of the station's inventory of broadcast time it manages.  Nevertheless,  as the holder of the FCC license,  the  owner-operator  retains  control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

    Included  in the  accompanying  consolidated  statements  of  operations  for the years  ended  February  2001 and 2002 are time brokerage fees of $7.3 million and $0.5 million, respectively.

    h.   Non-cash Compensation

    Non-cash  compensation  includes  compensation  expense associated with stock options granted, the issuance of restricted common stock,  common stock  contributed to the Company's Profit Sharing Plan, and common stock issued to employees at our discretion.  The
Company has adopted the disclosure-only  provisions of Statement of Financial  Accounting  Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation." Pro forma disclosure of net income and earnings per share under SFAS No. 123 is presented in Note 8.

    In December 2001, Emmis  instituted a 10% pay cut for  substantially  all of its  non-contract  employees and also began a stock compensation  program under its 2001 Equity  Incentive Plan. All Emmis employees who were affected by the pay cut are  automatically eligible to  participate  in the stock  compensation  program and all other  employees are eligible to participate in the program by taking a voluntary  pay cut. Each  participant  in the program may elect to receive the portion of their  compensation  that was cut in the form of payroll stock that is issued every two weeks or in the form of  restricted  stock that is issued after the end of the award year in January  2003.  The payroll  stock is awarded  based on the fair market  value of Emmis'  Class A Common  Stock on the date it is issued.  The  restricted  stock is awarded  based on a discount  off the initial  value of Emmis'  Class A Common  Stock.

During the first  award year  (which  extends  through  December  2002),  we expect the stock  compensation  program to reduce  cash compensation  expense by approximately $14 million,  but non-cash  compensation will increase by the same amount. We expect to issue approximately  0.8 million  shares  during the first award year.  While no formal  decisions  have been made,  it is likely that the program will continue in some form during the next fiscal year.

    i.   Restructuring Fees

    In fiscal 2000, 2001 and 2002, Emmis incurred  restructuring  fees of $896,  $2,057 and $768,  respectively.  The $896 in fiscal
2000 reflects the present value of future  payments under a syndicated  program  agreement  that was  terminated in connection  with reformatting  one of our radio  stations.  The $2,057 in fiscal 2001 reflects  professional  fees  associated with the evaluation of structural  alternatives.  The $768 in fiscal 2002 principally  consists of severance and related costs associated with centralizing certain technical functions of the television division.

    j.   Cash and Cash Equivalents

    Emmis considers time deposits,  money market fund shares,  and all highly liquid debt  instruments  with original  maturities of three months or less to be cash equivalents.

    k.   Property and Equipment

    Property and equipment are recorded at cost.  Depreciation is generally computed by the straight-line  method over the estimated useful lives of the related  assets which are 31.5 years for buildings,  not more than 32 years or the life of the lease,  whichever is lower for leasehold  improvements,  and 5 to 7 years for broadcasting equipment,  office equipment and automobiles.  Maintenance, repairs  and  minor  renewals  are  expensed;  improvements  are  capitalized.  Interest  was  capitalized  in  connection  with the construction  of the KHON  operating  facility.  The  capitalized  interest  was  recorded as part of the  building.  In fiscal 2000 approximately  $420 of interest was  capitalized.  No interest was  capitalized in fiscal 2001 or 2002. On a continuing  basis,  the
Company  reviews  the  financial  statement  carrying  value of  property  and  equipment  for  impairment.  If events or changes in circumstances  were to indicate that an asset  carrying  value may not be  recoverable,  a write-down of the asset would be recorded through a charge to operations.

    l.   Intangible Assets

    Intangible assets are recorded at cost. Generally,  broadcast licenses, trademarks and the excess of cost over fair value of net assets of  purchased  businesses  are being  amortized  using the  straight-line  method  over 40 years.  The cost of the  broadcast license for Slager Radio is being  amortized  over the seven year initial term of the  license.  The cost of the  broadcast  license for the two stations in Buenos Aires,  Argentina is being amortized over the  twenty-three  year term of the license.  The excess of cost  over  fair  value of net  assets  resulting  from the  purchase  of  publications  is being  amortized  over 15  years.  Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

    Subsequent to the  acquisition of an intangible  asset,  Emmis  evaluates  whether later events and  circumstances  indicate the remaining  estimated  useful life of that asset may warrant  revision or that the remaining  carrying value of such an asset may not be recoverable.  When factors indicate that an intangible asset should be evaluated for possible impairment,  Emmis uses an estimate of the related  asset's  undiscounted  future  cash flows over the  remaining  life of that asset in  measuring  recoverability.  If separately  identifiable  cash flows are not  available for an  intangible  asset (as would  generally be the case for the excess of cost over fair value of purchased businesses),  Emmis evaluates  recoverability based on the expected undiscounted cash flows of the specific  business to which the asset  relates.  If such an analysis  indicates that  impairment has in fact occurred,  Emmis writes down the remaining  net book value of the  intangible  asset to its fair value.  For this  purpose,  fair value is determined  using quoted market prices (if available), appraisals or appropriate valuation techniques.

    In fiscal 2001, the Company  determined an intangible  balance  related to WTLC-AM was impaired and as a result  incurred a $2.0 million  impairment  charge to record the  intangible  asset at its fair value.  This  impairment  charge is reflected in impairment loss and other in the accompanying consolidated statements of operations.  This station was sold in April 2001.

    In fiscal 2002, the Company  determined an intangible  balance  related to KALC-FM was impaired and as a result  incurred a $9.1 million  impairment  charge to record the  intangible  asset at its fair value.  This  impairment  charge is reflected in impairment loss and other in the accompanying consolidated statements of operations.  This station was sold in May 2002.

    m.   Assets held for sale

    Effective May 1, 2002 Emmis completed the sale of substantially  all of the assets of radio station KALC-FM in Denver,  Colorado to Entercom  Communications  Corporation for $88.0 million.  Also effective May 1, 2002,  Emmis completed the sale of  substantially all of the assets of radio station KXPK-FM in Denver,  Colorado to Entravision  Communications  Corporation  for $47.5 million.  The proceeds from the sale of these stations were used to repay outstanding  obligations  under the credit facility.  As of February 28,
2002, the net carrying amount of the assets held for sale was $123.4 million.

    Combined  revenues of the assets held for sale were  approximately  $4.1 million and $11.9 million for the years ended  February
2001 and 2002,  respectively.  Combined  operating  expenses of the assets held for sale were  approximately  $4.7  million and $8.6 million for the years ended February 2001 and 2002,  respectively.  Combined  depreciation  and  amortization of the assets held for sale were  approximately  $1.4 million and $3.6 million for the years ended  February  2001 and 2002,  respectively.  In  connection with the sale of KALC-FM,  the  Company  recognized  an  impairment  loss of $9.1  million in fiscal  2002,  which is  reflected  in impairment loss and other in the accompanying consolidated statements of operations.

    n.   Advertising and Subscription Acquisition Costs

    Advertising  and  subscription  acquisition  costs are expensed the first time the advertising  takes place,  except for certain direct-response  advertising  related to the identification of new magazine  subscribers,  the primary purpose of which is to elicit sales from  customers  who can be shown to have  responded  specifically  to the  advertising  and that  results in probable  future economic  benefits.  These  direct-response  advertising  costs are capitalized as assets and amortized over the estimated period of future  benefit,  ranging from six months to two years  subsequent to the  promotional  event.  As of February 28, 2001 and 2002, we had approximately $1.4 million and $1.2 million,  respectively,  in  direct-response  advertising costs capitalized as assets. On an interim  basis,  the Company  defers major  advertising  campaigns for which future  benefits can be  demonstrated.  These costs are amortized  over the shorter of the period  benefited or the  remainder of the fiscal year.  Advertising  expense for the years ended
February 2000, 2001 and 2002 was $15.8 million, $23.9 million and $15.0 million, respectively.

    o.   Investments

    Emmis has a 50% ownership  interest  (approximately  $5,114 as of February 28, 2002) in a partnership in which the sole asset is land on which a  transmission  tower is located.  The other owner has voting control of the  partnership.  Emmis has a 29% ownership interest  (approximately  $2,627 as of February 28, 2002) in a local media  internet  venture.  Emmis has a 25%  ownership  interest
(approximately  $2,165 as of  February  28,  2002) in a company  that  operates a tower site in  Portland,  Oregon.  Emmis has a 51%
ownership  interest  (approximately  $740 as of February 28, 2002) in a company that operates  crafting  stores,  but Emmis does not control the operations of the entity.  These  investments  are accounted for using the equity method of accounting.  Emmis owns less than 2% (approximately $970 as of February 28, 2002) of an over-the-air  digital content  distributor.  This investment is accounted for using the cost method of accounting.  During fiscal 2001,  Emmis reduced the carrying  value of its  investment in  BuyItNow.com from $5.0  million to zero as the decline in the value of the  investment  was deemed to be other than  temporary.  This  expense is reflected in other income in the accompanying consolidated statements of operations.

    p.   Deferred Revenue and Barter Transactions

    Deferred revenue includes deferred magazine  subscription  revenue and deferred barter revenue.  Deferred magazine  subscription revenue is  recognized  when the  publication  is shipped.  Barter  transactions  are  recorded at the  estimated  fair value of the product or service  received.  Broadcast  revenue  from  barter  transactions  is  recognized  when  commercials  are  broadcast  or publication  is  delivered.  The  appropriate  expense or asset is  recognized  when  merchandise  or services are used or received.
Barter  revenues  for the  years  ended  February  2000,  2001 and 2002  were  $10.2  million,  $12.0  million  and  $15.8  million, respectively, and barter expenses were $9.8 million, $12.0 million and $15.2 million, respectively.

    q.   Foreign Currency Translation

    The functional  currency of Slager Radio is the Hungarian forint.  Slager Radio's balance sheet has been translated from forints to the U.S.  dollar using the current  exchange rate in effect at the  subsidiary's  balance sheet date.  Slager Radio's  results of operations  have been  translated  using an average  exchange rate for the period.  The  translation  adjustment  resulting from the conversion of Slager  Radio's  financial  statements was $811,  ($861) and ($754) for the years ended February 2000,  2001 and 2002, respectively.  This adjustment is reflected in shareholders' equity in the accompanying consolidated balance sheets.

    The functional  currency of the two stations in Argentina is the Argentinean peso, which until January 2002 was tied to the U.S.
dollar  through the  Argentine  government's  convertibility  plan. In January 2002,  the Argentine  government  allowed the peso to devalue and trade against the U.S.  dollar  independently.  These two stations'  balance sheets have been  translated  from pesos to
U.S.  dollars  using the  exchange  rate in effect at the  subsidiary's  balance  sheet date.  The results of  operations  have been translated  using an average  exchange  rate for the period.  The  translation  adjustment  resulting  from the  conversion of their financial  statements was $7,057 for the year ended  February  2002.  This  adjustment is reflected in  shareholders'  equity in the accompanying consolidated balance sheets.

    r.   Earnings Per Share

         Emmis

    Statement of Financial  Accounting  Standards  (SFAS) No. 128,  "Earnings Per Share",  requires dual  presentation  of basic and diluted  earnings per share  ("EPS") on the face of the income  statement for all entities with complex  capital  structures.  Basic
EPS is  computed  by  dividing  net  income  available  to common  shareholders  by the  weighted-average  number  of common  shares outstanding  for the period  (36,155,982,  46,869,050  and  47,334,038  shares for the years  ended  February  2000,  2001 and 2002, respectively).  Diluted EPS  reflects the  potential  dilution  that could occur if  securities  or other  contracts to issue common stock were exercised or converted.  Potentially  dilutive  securities at February 2000, 2001 and 2002 consisted of stock options and the  6.25%  Series A  cumulative  convertible  preferred  stock.  The  conversion  of the  preferred  stock is not  included  in the calculation  of diluted net income per common share for the three years ended  February 28, 2002 as the effect of these  conversions would be  antidilutive.  Additionally,  the conversion of stock options is not included in the calculation of diluted net income per common  share for the year ended  February 29, 2000 or February 28, 2002 as the effect of their  conversion  would be  antidilutive.
Weighted  average  common  equivalent  shares  outstanding  for the period for  purposes of  computing  diluted EPS are  36,155,982,
47,940,265  and  47,334,038  for the years ended  February  2000,  2001 and 2002,  respectively.  Excluded from the  calculation  of diluted  net income per share are 2.7  million,  3.7  million and 3.7 million  weighted  average  shares that would  result from the conversion of preferred  shares for the years ended  February  2000,  2001 and 2002,  respectively.  In the year ended  February 28,
2001,  approximately  0.7 million  options were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.

         EOC

    Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

    s.   Stock Splits

    In February 2000, the Company effected a 2 for 1 stock split of the outstanding  shares of common stock.  Accordingly,  all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

    t.   Estimates

    The  preparation  of financial  statements in conformity  with  accounting  principles  generally  accepted in the United States requires  management to make estimates and assumptions  that affect the reported  amounts of assets and  liabilities,  disclosure of contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    u.   Fair Value of Financial Instruments

    The carrying amounts of cash, accounts receivable,  and accounts payable approximate fair value because of the short maturity of these  financial  instruments.  The  carrying  amounts of  interest  rate swaps are  recorded  at their fair value of $8,437,  as of
February 28, 2002 and are included in other noncurrent  liabilities in the accompanying  consolidated  balance sheets. The change in fair value of interest rate swaps during the year of $5,484, net of tax, are recorded in accumulated other  comprehensive  income in the  accompanying  consolidated  balance sheets.  Except for the senior  subordinated  notes and senior discount notes, the carrying amounts of long-term  debt  approximate  fair value due to the variable  interest rate on such debt. On February 28, 2002,  the fair value of the senior  subordinated  notes was  approximately  $308.3  million  and the fair value of the  senior  discount  notes was approximately  $268.3  million.  Fair value  estimates are made at a specific point in time,  based on relevant  market  information about the financial instrument.

    v.   Derivative Financial Instruments

       On March 1, 2001, Emmis adopted SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging Activities," as amended by
SFAS No. 138,  "Accounting for Derivative  Instruments and Hedging  Activities." These statements establish accounting and reporting standards for derivative  instruments,  including  certain  derivative  instruments  embedded in other  contracts.  These statements require that every  derivative  instrument be recorded in the balance  sheet as either an asset or a liability  measured at its fair value.  Changes in the fair value of derivatives are to be recorded each period in earnings or  comprehensive  income,  depending on whether the  derivative is designated and effective as part of a hedged  transaction,  and on the type of hedge  transaction.  Gains or losses on derivative  instruments  reported in the other  comprehensive  income must be reclassified as earnings in the period in which  earnings  are affected by the  underlying  hedged  item,  and the  ineffective  portion of all hedges must be  recognized  in earnings in the current period.  These  standards  result in additional  volatility in reported  assets,  liabilities,  earnings and other  comprehensive  income.  SFAS No. 133 further requires that the fair value and  effectiveness of each hedging  instrument must be measured  quarterly.  The result of each  measurement  could  result in  fluctuations  in  reported  assets,  liabilities,  other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements.

       SFAS No. 133  requires  that as of the date of initial  adoption  the  difference  between  the fair value of the  derivative instruments to be recorded on the balance sheet and the previous  carrying amount of those  derivatives be reported in net income or other comprehensive  income, as appropriate,  as the cumulative effect of a change in accounting principle in accordance with APB 20
"Accounting  Changes." On March 1, 2002,  Emmis  recorded the effect of the adoption of SFAS No. 133 which resulted in an immaterial impact to the results of operations  and the financial  position of Emmis.  See footnote 4 for  discussion of the interest rate swap agreements in effect during fiscal 2002 and at February 28, 2002.

    w.   Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible  Assets" that requires  companies to cease amortizing goodwill and certain other indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS 142, goodwill and certain indefinite-lived  intangibles  will not be  amortized  into  results  of  operations,  but  instead  the  recorded  value of certain indefinite-lived  intangibles  including  broadcast  licenses will be tested for impairment at least annually with impairment  being measured as the excess of the asset's  carrying  amount over its fair value.  Goodwill  will also be tested for  impairment at least annually.  Intangible  assets that have finite useful lives will  continue to be amortized  over their useful lives and measured for impairment in accordance with SFAS 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets." We adopted SFAS 142 and began  our  impairment  review  on  March  1,  2002.  We  have  engaged  an  independent  appraiser  to  conduct  valuations  of our indefinite-lived  intangible  assets and expect to complete our review after the  valuations  are  completed at the end of May 2002.
As of February  28,  2002,  we had net  unamortized  goodwill and  broadcast  licenses in the amount of $175.2  million and $1,878.3 million,  respectively.  The adoption of SFAS 142 will  eliminate our  amortization  of goodwill and  indefinite-lived  intangibles, which was  approximately  $41.8 million and $61.2 million in the years ended  February 28, 2001 and 2002,  respectively.  While this expense will no longer be reflected on future  financial  statements,  it remains  deductible  for federal  income tax purposes.  We expect that our impairment  review,  once it is completed,  will result in write-downs of some of our goodwill and  indefinite-lived intangibles,  but we cannot  currently  determine  the  amount  of the  write-downs.  However,  we  believe  the  write-down  may be material.  Upon adoption,  any transitional  impairment loss recognized under SFAS 142 will be reported as the cumulative  effect of a change of accounting  principle in our  consolidated  statements of operations.  After initial  adoption,  any  impairment  losses under SFAS 142 or 144 will be recorded as operating expenses.

    In August  2001,  the FASB  issued  SFAS No. 144  "Accounting  for the  Impairment  or Disposal  of  Long-Lived  Assets",  which establishes a single model to account for impairment of assets to be held or disposed,  incorporating  guidelines for accounting and disclosure of  discontinued  operations . This  statement  supercedes  SFAS 121 and was adopted by the Company on March 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations or financial position.

    x.   Reclassifications

    Certain  reclassifications  have been made to the prior years  financial  statements to be consistent with the February 28, 2002 presentation.

2.   COMMON STOCK

    Emmis has authorized  170,000,000 shares of Class A common stock, par value $.01 per share,  30,000,000 shares of Class B common stock,  par value $.01 per share,  and  30,000,000  shares of Class C common  stock,  par value $.01 per share.  The rights of these three classes are essentially  identical  except that each share of Class A common stock has one vote with respect to  substantially all matters,  each share of Class B common stock has 10 votes with respect to substantially  all matters,  and each share of Class C common  stock has no voting  rights with  respect to  substantially  all  matters.  Class B common  stock is owned by the  principal shareholder  (Jeffrey H.  Smulyan).  All shares of Class B common stock convert to Class A common stock upon sale or other  transfer to a party  unaffiliated  with the  principal  shareholder.  At February  28, 2001 and 2002,  no shares of Class C common stock were issued or outstanding.  The financial statements presented reflect the issuance of Class A and Class B common stock.

     On  October  29,  1999,  Emmis  completed  the sale of 7.984  million  shares of its Class A common  stock at $31.25  per share resulting in total  proceeds of $249.5  million.  Net proceeds of $238.3  million  were used to fund the  acquisition  of WKCF-TV in
Orlando,  Florida,  two radio stations in Buenos Aires,  Argentina,  and to repay certain  outstanding  obligations under the credit facility.

     At the same time as its public sale of 7.984  million  shares of Class A common  stock,  Emmis  entered  into a stock  purchase agreement  with Liberty Media  Corporation  (Liberty) and sold 5.4 million  shares of the Company's  Class A common stock to Liberty for $148.5  million on November 18, 1999.  Net proceeds of $145.3  million were used to fund the  acquisition of WKCF-TV in Orlando,
Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the credit facility.

3.   PREFERRED STOCK

     Emmis has  authorized  10,000,000  shares  of  preferred  stock,  which may be  issued  with  such  designations,  preferences, limitations and relative rights as Emmis' Board of Directors may authorize.

     On October 29, 1999, ECC completed the sale of 2.875 million shares of 6.25% Series A cumulative  convertible  preferred  stock at $50 per share  resulting in total proceeds of $143.8  million.  Net proceeds of $138.4 million were used to fund the  acquisition of WKCF-TV in Orlando,  Florida, two radio stations in Buenos Aires,  Argentina,  and to repay certain outstanding obligations under the credit facility.

     The 6.25% Series A cumulative  convertible  preferred  stock has a  liquidation  preference of $50 per share and a par value of
$.01 per share.  Each preferred  share is convertible at the option of the holder into 1.28 shares of Class A common stock,  subject to certain  events.  Dividends are cumulative  and payable  quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share.

     From April 15, 2001 to October 15, 2002, Emmis may redeem the preferred stock at a redemption  premium equal to 104.911% of the stated  liquidation  preference (plus accumulated and unpaid dividends,  if any) if certain conditions are met. Beginning on October
15, 2002,  and each October 15  thereafter,  Emmis may redeem the  preferred  stock for cash at the  following  redemption  premiums
(which are expressed as a percentage of the liquidation  preference per share),  plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date:

                                    Year                                    Amount
                                    ----                                   --------
                                    2002                                   103.571%
                                    2003                                   102.679%
                                    2004                                   101.786%
                                    2005                                   100.893%
                                    2006 and thereafter                    100.000%

The terms of ECC's  preferred  stock  provide for a quarterly  dividend  payment of $.78125 per share on each  January 15, April 15,
July 15 and October 15.  While  Emmis has  sufficient  liquidity  to declare  and pay the  dividends  as they become due, it was not permitted to do so for the October 15, 2001,  January 15, 2002 and April 15, 2002 payments.  Emmis'  leverage ratio under the senior discount  notes  indenture  exceeded  8:1 for the  October,  January  and April  payments.  Its  leverage  ratio  under  the  senior subordinated  notes  indenture  exceeded 7:1 for the January and April payments.  For each of these dividend  dates,  ECC's board of directors  set the record  date,  but did not declare the  dividend.  Instead,  on each payment  date a  wholly-owned,  unrestricted subsidiary of EOC made a payment of $.78125 per share to each  preferred  shareholder  of record.  This  subsidiary was permitted to make the  payment  to the  preferred  shareholders  under the  senior  discount  notes and  senior  subordinated  notes  indentures.
Currently,  Emmis meets its leverage ratio requirements  under the senior  subordinated notes and expects to meet its leverage ratio requirements under the senior discount notes upon application of its April 2002 equity proceeds  (discussed  above).  When permitted to do so under the indentures,  management  expects ECC's board of directors to declare each dividend and deem the obligation to pay each dividend to have been discharged by the subsidiary's prior payment.

4.   CREDIT FACILITY, SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES

    The credit facility,  senior  subordinated  notes and senior discount notes were comprised of the following at February 28, 2001 and 2002:

                                                                            2001                     2002
                                                                       ---------------         ---------------
Credit Facility
   Revolver                                                            $             -         $             -
   Term Note A                                                                 480,000                 398,453
   Term Note B                                                                 600,000                 553,547
8 1/8% Senior Subordinated Notes Due 2009                                      300,000                 300,000
                                                                       ---------------         ---------------
                                                                             1,380,000               1,252,000
Less:   Credit facility debt to be repaid with proceeds
        of assets held for sale                                                      -                 135,000
                                                                       ---------------         ---------------
      EOC                                                                    1,380,000               1,117,000

12 1/2% Senior Discount Notes Due 2011                                               -                 226,507
                                                                       ---------------         ---------------
      Emmis                                                            $     1,380,000         $     1,343,507
                                                                       ===============         ===============

CREDIT FACILITY

    On December 29, 2000 ECC entered into an amended and restated credit  facility for $1.4 billion  (consisting of a $320.0 million revolver,  a $480.0 million term note A and a $600.0  million term note B), which included a provision  allowing ECC to increase the commitment by $500.0 million under  circumstances  described in the credit facility.  In June 2001, upon completion of the Company's reorganization  (see Note 1c),  the Company  repaid  $93.0  million of term notes and  transferred  the credit  facility to EOC. The repayment  resulted  in the  cancellation  of a  portion  of the term  notes  and the  Company  recorded  an  extraordinary  loss of approximately  $1.1 million,  net of taxes,  related to  unamortized  deferred debt issuance  costs for the year ended  February 28,
2002.  During the year,  EOC repaid and cancelled an additional  $35.0 million in term notes.  On November 30, 2001, EOC amended the financial covenants of its credit facility through November 30, 2002 (the "Amendment  Period"),  which, among other things,  reduced total  availability  under the revolver to $220.0 million and resulted in the amortization of $1.4 million of deferred debt issuance costs into interest expense during the year ended February 28, 2002

    The revolver and term note A mature  February 28, 2009 and the term note B matures  August 31, 2009.  Net deferred debt costs of approximately  $20.0 million  relating to the credit facility are reflected in the  accompanying  consolidated  balance sheets as of
February 28, 2002, and are amortized over the life of the credit facility as a component of interest expense.

    Prior to the existing credit facility,  EOC entered into a bridge financing arrangement in October 2000 that provided up to $1.0 billion in capacity.  The bridge  financing  was  replaced by the existing  credit  facility  and  accordingly  $3.4 million of fees associated with the bridge financing were amortized into interest expense during the year ended February 28, 2001.

    The amended and  restated  credit  facility  provides  for letters of credit to be made  available  to EOC not to exceed  $100.0 million.  The aggregate  amount of outstanding  letters of credit and amounts borrowed under the revolver cannot exceed the revolver commitment. At February 28, 2002, $6.6 million in letters of credit were outstanding.

    All outstanding  amounts under the credit  facility bear interest,  at the option of EOC, at a rate equal to the Eurodollar Rate or an  alternative  base rate (as  defined  in the  credit  facility)  plus a margin.  The margin  over the  Eurodollar  Rate or the alternative  base rate varies (ranging from 0% to 2.9% and 0.5% to 3.5% during the Amendment  Period),  depending on Emmis' ratio of debt to operating cash flow, as defined in the agreement.  The  weighted-average  interest rate on borrowings  outstanding under the credit facility,  including the effects of interest rate swaps  (discussed  below) was  approximately  6.3% and 7.4% at February 28,
2002 and  February  28, 2001,  respectively.  Interest is due on a calendar  quarter  basis under the  alternative  base rate and at least every three months under the  Eurodollar  Rate. The credit  facility  requires EOC to have fixed interest rates for a two year period on at least 50% of its total  outstanding  debt, as defined  (including the senior  subordinated  debt).  After the first two years,  this ratio of fixed to floating rate debt must be maintained if EOC's total leverage ratio, as defined,  is greater than 6:1 at any quarter end. The notional  amount of interest rate  protection  agreements at February 28, 2002 totaled $350.0  million.  The interest rate swap agreements,  which expire at various dates beginning February 3, 2003 to February 8, 2004,  effectively establish interest rates on the credit  facility's  underlying  base rate  approximating  a weighted  average rate of 4.94% on the three-month
LIBOR interest rate.

    As indicated in footnote  1u.,  Emmis  accounts for interest  rate swap  arrangements  under SFAS No. 133 as amended by SFAS No.
138. The fair market value of these swaps at February  28,  2002,  was a liability of $8,437 which is reflected in the  accompanying consolidated  balance  sheets,  with an associated  income tax asset of $2,953.  As Emmis has  designated  these  interest rate swap agreements as cash flow hedges and the swaps were highly  effective  during the year ended  February 28, 2002, the net liability was recorded  as a  component  of  comprehensive  income and the  ineffectiveness  was not  material.  Interest  paid  under  these swap arrangements was $0 and $3,648 for the years ended February 28, 2001 and 2002, respectively.

    The aggregate  amount of term notes A and B begin amortizing in December 2003. The annual  amortization and reduction  schedules for debt outstanding as of February 28, 2002, are as follows:

                                        SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY

      Year Ended            Term Loan A           Term Loan B             Total         Adjusted Total
   February 28 (29),         Amortization        Amortization         Amortization      Amortization (1)
--------------------     ----------------    ----------------     ----------------     -----------------
         2003                $         -         $         -          $         -          $         -
         2004                     16,934               1,384               18,318               10,084
         2005                     69,729               5,535               75,265               41,359
         2006                     73,714               5,535               79,249               43,406
         2007                     75,706               5,535               81,242               44,430
         2008                     79,691               5,535               85,226               46,478
         2009                     82,679               5,535               88,214               48,014
         2010                          -             524,486              524,486              523,129
                             -----------         -----------          -----------      ---------------
        Total                $   398,453         $   553,547          $   952,000          $   756,900
                             ===========         ===========          ===========      ===============

                (1) Adjusted to give effect to the repayment of $60.1 million of credit facility debt in April
                    2002 with 50% of net equity offering proceeds and the repayment of $135.0 million of credit facility debt in May 2002 with net proceeds from asset sales.

    Proceeds from raising additional equity, issuing additional  subordinated debt, or from asset sales, as well as excess cash flow beginning in February 29, 2004, may be required to repay amounts  outstanding under the credit facility.  These mandatory  repayment provisions  may apply  depending  on EOC's  total  leverage  ratio,  as defined  under the credit  facility.  Additionally,  EOC may reborrow amounts paid in accordance with these provisions under certain circumstances.

    The credit  facility  contains  various  financial and operating  covenants and other  restrictions  with which EOC must comply, including,  among others,  restrictions  on additional  indebtedness,  incurrence  of liens,  engaging in businesses  other than its primary  business,  paying cash dividends on common stock,  redeeming or repurchasing  capital stock of ECC,  acquisitions and asset sales, as well as requirements to maintain certain  financial  ratios.  After giving effect to the November 2001 amendment,  EOC was in  compliance  with these  covenants at February  28, 2002.  The credit  facility  provides  that an event of default will occur if there is a change of control of ECC, as defined.  A change of control  includes,  but is not limited to,  Jeffrey H.  Smulyan or any beneficial  holder  ceasing to own at least 35% of the general  voting  rights of the  capital  stock of ECC.  Substantially  all of
Emmis' assets, including the stock of Emmis' wholly-owned subsidiaries, are pledged to secure the credit facility.

SENIOR SUBORDINATED NOTES

    On February 12, 1999, ECC issued $300 million of 8 1/8% senior  subordinated  notes. The senior  subordinated notes were sold at
100% of the face amount.  In March 1999,  EOC filed an Exchange  Offer  Registration  Statement  with the SEC to exchange the senior subordinated  notes for new series B notes  registered  under the  Securities  Act. The terms of the series B notes are identical to the terms of the  senior  subordinated  notes.  In June  2001,  ECC  transferred  the  senior  discount  notes to EOC as part of the company's reorganization (see Note 1c).

    On or after  March 15,  2004 and until  March 14,  2007,  the notes may be  redeemed at the option of EOC in whole or in part at prices  ranging from 104.063% to 101.354% plus accrued and unpaid  interest.  On or after March 15, 2007,  the notes may be redeemed at 100% plus accrued and unpaid  interest.  Upon a change of control (as defined),  EOC is required to make an offer to purchase the notes then  outstanding  at a purchase  price  equal to 101% plus  accrued  and unpaid  interest.  Interest  on the notes is payable semi-annually. The notes have no sinking fund requirements and are due in full on March 15, 2009.

    The notes are  guaranteed  by certain  subsidiaries  of EOC and expressly  subordinated  in right of payment to all existing and future  senior  indebtedness  (as defined) of EOC. The notes will rank pari passu with any future senior  subordinated  indebtedness
(as defined) and senior to all subordinated indebtedness (as defined) of EOC.

    The  indenture  relating  to the notes  contains  covenants  with  respect to EOC which  include  limitations  of  indebtedness, restricted payments (including  preferred stock dividend payments,  see Note 3), transactions with affiliates,  issuance and sale of capital stock of restricted subsidiaries,  sale/leaseback transactions and mergers,  consolidations or sales of substantially all of
EOC's assets. EOC was in compliance with these covenants at February 28, 2002.

SENIOR DISCOUNT NOTES

    On March 27,  2001,  Emmis  received  $202.6  million of proceeds  from the  issuance of senior  discount  notes due 2011,  less approximately  $12.0 million of debt issuance costs.  The notes,  for which ECC is the obligor,  accrete interest at a rate of 12.5%
per year,  compounded  semi-annually to an aggregate  principal amount of $370.0 million on March 15, 2006.  Commencing on September
15, 2006,  interest is payable in cash on each March 15 and September 15, with the aggregate  principal amount of $370.0 million due on March 15, 2011.  The notes have no sinking fund  requirement.  A portion of the net proceeds was used to fund the  acquisition of three radio stations in Phoenix,  Arizona and the remaining net proceeds ($93.0  million) were placed in escrow.  In June 2001, upon completion of the Company's  reorganization  (see Note 1c), the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

    In June 2001, ECC filed an Exchange  Offer  Registration  Statement  with the SEC to exchange the senior  discount notes for new senior  discount notes  registered  under the Securities  Act. The terms of the new senior discount notes are identical to the terms of the senior discount notes they replaced.

    Prior to March 15, 2004,  the Company may, at its option,  use the net cash proceeds of one or more Public Equity  Offerings (as defined),  to redeem up to 35% of the  aggregate  principal  amount of the notes at a redemption  price equal to 112.5% plus accrued and unpaid  interest,  provided that at least $240.5 million of the aggregate  principal  amount at maturity of the notes originally issued remains  outstanding  after such  redemption.  Additionally,  any time prior to March 15, 2006, the Company may redeem all or part of the notes at a redemption  price equal to 100% of the accreted value (as defined) of the notes plus the  applicable  premium
(as defined) as of, and liquidating  damages (as defined),  if any, to the date of redemption.  On or after March 15, 2006 and until
March 14,  2009,  the notes may be  redeemed  at the option of the  Company in whole or in part at prices  ranging  from  106.25% to
102.083%  plus accrued and unpaid  interest.  On or after March 15, 2009,  the notes may be redeemed at 100% plus accrued and unpaid interest.  Upon a change  of  control  (as  defined),  the  Company  is  required  to make an  offer  to  purchase  the  notes  then outstanding.  Prior to March 15, 2006,  the purchase  price will be 101% of the accreted  value of the notes.  On or after March 15,
2006, the purchase price will be 101% of the outstanding principal amount of the notes plus accrued and unpaid interest.

    The notes are unsecured  obligations of ECC and will rank pari passu with all future senior indebtedness (as defined) and senior in right of  payment  to future  subordinated  indebtedness  (as  defined).  The  notes are  subordinated  to all  indebtedness  and liabilities (as defined) of ECC's subsidiaries.

    The indenture  relating to the notes contains  covenants with respect to the Company which include  limitations of indebtedness, restricted payments (including  preferred stock dividend payments,  see Note 3), transactions with affiliates,  issuance and sale of capital stock of restricted  subsidiaries,  and mergers,  consolidations or sales of substantially all of the Company's assets.  The
Company was in compliance with these covenants at February 28, 2002.

5.   OTHER LONG-TERM DEBT

    Other long-term debt was comprised of the following at February 28, 2001 and 2002:

                                                                             2001                     2002
                                                                       ---------------         ---------------
     Hungary:
       License Obligation                                              $        10,605         $        11,285
       Bonds Payable                                                             2,207                   2,261
       Notes Payable                                                             1,872                     659
     Other                                                                       3,187                     677
                                                                       ---------------         ---------------
     Total Other Long-Term Debt                                                 17,871                  14,882
     Less: Current Maturities                                                    4,187                   7,933
                                                                       ---------------         ---------------
     Other Long-Term Debt, Net of
      Current Maturities                                               $        13,684         $         6,949
                                                                       ===============         ===============

    The License  Obligation is payable to the Hungarian  government in Hungarian  forints,  by Emmis'  Hungarian  subsidiary in four equal annual  installments  that  commenced in November  2000.  The License  Obligation of $11.3 million as of February 28, 2002, is reflected net of an unamortized  discount of $0.2 million. The obligation is non-interest  bearing;  however, in accordance with the license  purchase  agreement,  a Hungarian  cost of living  adjustment is calculated  annually and is payable,  concurrent  with the principal  payments,  on the  outstanding  obligation.  The cost of living  adjustment  is estimated  each  reporting  period and is included in interest expense.  Prevailing market interest rates in Hungary exceed inflation by approximately  3%.  Accordingly,  the
License  Obligation  has been  discounted at an imputed  interest  rate of  approximately  3% to reflect the  obligation at its fair value.  Slager is currently trying to renegotiate the terms of the license payments.  See Note 9d for further discussion.

    The  Hungarian  Bonds and Notes  Payable  are  payable  by Emmis'  Hungarian  subsidiary  to the  minority  shareholders  of the subsidiary.  The Bonds,  payable in  Hungarian  forints,  are due on maturity at November  2004 and bear  interest at the  Hungarian
State  Bill rate plus 3%  (approximately  13.7% and  17.5% at  February  28,  2001 and  2002,  respectively).  Interest  is  payable semi-annually.  The Notes Payable and accrued interest,  payable in U.S. dollars, are due December 31, 2002 and bear interest at the prime rate plus 2%.

6.       ACQUISITIONS, DISPOSITONS AND INVESTMENTS

    On March 28, 2001, Emmis completed its acquisition of  substantially  all of the assets of radio stations  KTAR-AM,  KMVP-AM and
KKLT-FM in Phoenix, Arizona from Hearst-Argyle  Television,  Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million.  The Company  financed the acquisition  through a $20.0 million advance payment  borrowed under the credit facility in June
2000 and the  remainder  with  borrowings  under the credit  facility  and  proceeds  from ECC's  March 2001 senior  discount  notes offering.  The acquisition was accounted for as a purchase.  Emmis began  programming and selling  advertising on the radio stations on August 1, 2000  under a time  brokerage  agreement.  The total  purchase  price was  allocated  to  property  and  equipment  and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying  consolidated balance sheets and are being amortized over 40 years.

    On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the  intellectual  property of WTLC-FM (both located in
Indianapolis,  Indiana) to Radio One,  Inc.,  for $8.0  million.  The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001.  Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

    On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM,  WVRV-FM,  KPNT-FM, KXOK-FM (reformatted as
KFTK-FM) and KIHT-FM in St.  Louis,  Missouri from Sinclair  Broadcast  Group,  Inc. for $220.0  million in cash,  plus  transaction related costs of $10.9 million (the "Sinclair  Acquisition").  The agreement  also included the  settlement of outstanding  lawsuits by and between  Emmis and  Sinclair.  The  settlement  resulted in no gain or loss by either party.  This  acquisition  was financed through  borrowings  under Emmis' credit  facility and was accounted for as a purchase.  The total  purchase  price was allocated to property and equipment and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

    On October 6,  2000,  Emmis  acquired  certain  assets of KZLA-FM  (the "KZLA  Acquisition")  in Los  Angeles,  California  from
Bonneville  International  Corporation  in exchange for radio  stations  WIL-FM,  WRTH-AM and  WVRV-FM,  which Emmis  acquired  from
Sinclair,  as well as radio  station  WKKX-FM which Emmis already  owned (all in the St.  Louis,  Missouri  market).  Since the fair value of WKKX  exceeded the book value of the station at the date of the  exchange,  Emmis  recorded a gain on exchange of assets of
$22.0 million.  This gain is included in other income, net in the accompanying  consolidated  statements of operations.  From August
1, 2000 through the date of acquisition,  Emmis operated  KZLA-FM under a time brokerage  agreement.  The exchange was accounted for as a purchase.  The total purchase  price of $185.0 million was allocated to property and equipment and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible assets in the accompanying  consolidated  balance sheets and are being amortized over 40 years.

    Effective  October 1, 2000 (closed October 2, 2000),  Emmis purchased eight  network-affiliated  and seven satellite  television stations from Lee  Enterprises,  Inc. for $559.5 million in cash, the payment of $21.3 million for working  capital and  transaction related  costs of $2.2 million (the "Lee  Acquisition").  In  connection  with the  acquisition,  Emmis  recorded  $31.3  million of deferred tax liabilities  and $17.5 million in contract  liabilities.  Also,  Emmis recorded a severance  related  liability of $1.8 million,  of which $1.5 million  remains  outstanding as of February 28, 2002.  This  transaction  was financed  through  borrowings under Emmis' credit facility and was accounted for as a purchase.  The Lee Acquisition consisted of the following stations:

-    KOIN-TV (CBS) in Portland, Oregon
-    KRQE-TV (CBS) in Albuquerque,  New Mexico (including satellite stations KBIM-TV,  Roswell, New Mexico and KREZ-TV, Durango,
     Colorado-Farmington, New Mexico)
-    WSAZ-TV (NBC) in Charleston-Huntington, West Virginia
-    KSNW-TV (NBC) in Wichita,  Kansas (including satellite stations KSNG-TV,  Garden City, Kansas,  KSNC-TV, Great Bend, Kansas
     and KSNK-TV, Oberlin, Kansas-McCook, Nebraska)
-    KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Wailuku, Hawaii)
-    KGUN-TV (ABC) in Tucson, Arizona
-    KMTV-TV (CBS) in Omaha, Nebraska and
-    KSNT-TV (NBC) in Topeka, Kansas.

    The total purchase price was allocated to property and equipment,  television program rights,  working capital related items and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible  assets in the accompanying  consolidated balance sheets and are being amortized over 40 years.

     Because we already own KHON-TV in  Honolulu,  and both KHON and KGMB were rated among the top four  television  stations in the
Honolulu  market,  FCC regulations  prohibited us from owning both stations.  However,  we received a temporary  waiver from the FCC that has  allowed  us to  operate  both  stations  (and  their  related  "satellite"  stations).  As a result of  recent  regulatory developments,  we have requested a stay of divestiture  until the FCC completes its biennial review.  We are currently  awaiting the
FCC's  decision.  No assurances can be given that the FCC will grant us the stay of  divestiture  and we may need to sell one of the two stations in Hawaii.

    On August 24, 2000,  Emmis  acquired the assets of radio station  KKFR-FM in Phoenix,  Arizona from AMFM,  Inc. for an allocated
$72.0 million in cash,  plus  transaction  related costs of $0.5 million (the "AMFM  Acquisition").  Emmis financed the  acquisition through  borrowings  under its credit  facility.  The  acquisition  was accounted for as a purchase.  The total  purchase  price was allocated to property and equipment  and broadcast  licenses  based on an appraisal.  Broadcast  licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

    In May,  2000,  Emmis made an offer to purchase  the stock of a company  that owns and  operates  WALR-FM in  Atlanta,  Georgia.
Because an affiliate of Cox Radio,  Inc. held a right of first refusal to purchase  WALR-FM,  Emmis' offer was made on the condition that Emmis would receive a $17.0 million  break-up fee if WALR-FM was sold pursuant to the right of first  refusal.  In June,  2000, the Cox  affiliate  submitted  an offer to purchase  WALR-FM  under the right of first  refusal and an  application  to transfer the station's  FCC licenses was filed with the FCC.  Emmis  received the break-up fee upon the closing of the sale of WALR-FM  under the right of first  refusal on August 31,  2000,  which is included  in other  income in the  accompanying  consolidated  statements  of operations.

    On March 3, 2000,  Emmis  acquired all of the  outstanding  capital  stock of Los Angeles  Magazine  Holding  Company,  Inc. for approximately  $36.8  million in cash plus  liabilities  recorded of $2.7  million  (the "Los Angeles  Magazine  Acquisition").  Los
Angeles Magazine Holding Company,  Inc.,  through a wholly-owned  subsidiary,  owns and operates Los Angeles,  a city magazine.  The acquisition was accounted for as a purchase and was financed through  additional  borrowings  under its credit facility.  The excess of the purchase  price over the  estimated  fair value of  identifiable  assets was $36.0  million,  which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    On December 14, 1999,  the Company  completed its  acquisition of  substantially  all of the assets of Country  Marketplace  and related  publications  from H&S Media, Inc. for  approximately  $1.8 million in cash plus liabilities  recorded of approximately $.6 million.  The  acquisition  was accounted  for as a purchase and was financed  through  borrowings  under the credit  facility.  The excess of the  purchase  price over the  estimated  fair  value of  identifiable  assets  was $2.3  million,  which is  included  in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    On November 16, 1999,  Emmis  purchased an interest in  BuyItNow.com  L.L.C.  for $5.0  million in cash,  which  represented  an original  investment of 2.49% of the  outstanding  equity of  BuyItNow.com  L.L.C.  During  fiscal 2001,  Emmis reduced the carrying value of its  investment in  BuyItNow.com  from $5.0 million to zero as the decline in the value of the  investment was deemed to be other than temporary.

    On  November  9, 1999,  the  Company  completed  its  acquisition  of 75% of the  outstanding  common  stock of  Votionis,  S.A.
("Votionis")  for $13.3 million in cash plus  liabilities  recorded of $5.6 million.  Additional  consideration  of $1.6 million was paid  subsequent  to closing and up to an  additional  $0.6 million  will be paid by November  2003 if certain  conditions  are met.
Votionis owns one FM and one AM radio station  located in Buenos Aires,  Argentina (the  "Votionis  Acquisition").  The  acquisition was  accounted  for as a purchase and was financed  with  proceeds  from the  Company's  October  1999 Common and  Preferred  Equity
Offerings.  Broadcast  licenses are included in intangible assets in the accompanying  consolidated  balance sheets.  This broadcast license is being amortized over 23 years.

    On October 29, 1999, the Company  completed its  acquisition of  substantially  all of the assets of television  station WKCF in
Orlando,  Florida  (the "WKCF  Acquisition")  from Press  Communications,  L.L.C.  for  approximately  $197.1  million in cash.  The purchase  price  included the purchase of land and a building  for $2.2  million.  The Company  financed the  acquisition  through a
$12.5 million advance payment  borrowed under the credit facility and proceeds from the Company's  October 1999 Common and Preferred
Equity  Offerings.  In  connection  with  the  acquisition,  the  Company  recorded  $49.3  million  in  contract  liabilities.  The acquisition was accounted for as a purchase.  The total purchase price was allocated to property and equipment,  television  program rights and broadcast  licenses based on an appraisal.  Broadcast  licenses are included in intangible assets and are being amortized over 40 years.  WKCF is an affiliate of the WB Television  Network.  As part of the WKCF  Acquisition,  the Company  entered into an agreement with the WB Television  Network which,  among other things,  extends the existing network  affiliation  agreement  through
December 2009.

    On April 1, 1999,  the Company  completed its  acquisition  of  substantially  all of the assets of Country  Sampler,  Inc. (the
"Country Sampler  Acquisition")  for  approximately  $20.9 million plus  liabilities  recorded of  approximately  $4.7 million.  The purchase  price was payable  with $18.5  million in cash at closing,  which was financed  through  additional  borrowings  under the credit facility,  $2.0 million payable under a contract with the principal  shareholder  through April 2003, and $.5 million paid in
October 1999.  The  acquisition  was accounted for as a purchase.  The excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million,  which is included in intangible assets in the accompanying  consolidated  balance sheets and is being amortized over 15 years.

7.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

    Unaudited  pro forma  summary  information  is  presented  below for the years ended  February  28, 2001 and 2002,  assuming the following  events all had occurred on the first day of the pro forma periods  presented  below:  (a) the acquisition of (i) KKLT-FM,
KTAR-AM and KMVP-AM in March 2001, (ii) KALC-FM in January 2001, (iii) KZLA-FM,  eight  network-affiliated  television stations from
Lee  Enterprises,  Inc.  and  KPNT-FM,  KXOK-FM AND KIHT-FM in October  2000,  (iv)  KKFR-FM  and  KXPK-FM in August  2000,  (b) the
disposition  of (i) WTLC-AM in April 2001 and (ii) WKKX-FM in October 2000;  (c) the issuance of the senior  discount notes in March
2001 and subsequent pay-down of senior debt and (d) the refinancing of the credit facility in December 2000.

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

         EMMIS

                                                                                 Pro Forma
                                                          ------------------------------------------------------
                                                                 2001                                2002
                                                          -------------------                -------------------

          Net revenues                                    $           571,956                $           533,780
                                                          ===================                ===================

          Broadcast/publishing cash flow                  $           211,578                $           185,665
                                                          ===================                ===================

          Net loss before extraordinary item              $            (9,896) (A)           $           (62,973)
                                                          ===================                ===================

          Net loss available to common
           shareholders before extraordinary
           loss                                           $           (18,880) (A)           $           (71,957)
                                                          ===================                ===================

          Basic and diluted net loss available
           to common shareholders before
           extraordinary loss                             $             (0.40) (A)          $              (1.52)
                                                          ===================               ====================

          Weighted average shares outstanding:
           Basic                                                       46,869                             47,334
           Diluted                                                     46,869                             47,334

         (A)  Includes approximately $39 million of nonrecurring pre-tax other income.

         EOC

    Unaudited pro forma summary information is presented below for the twelve months ended February 28, 2001 and 2002, using the same assumptions as those described in the Emmis pro formas, except that interest expense on ECC's senior discount notes is not reflected.

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

                                                                                 Pro Forma
                                                          ------------------------------------------------------
                                                                 2001                                2002
                                                          -------------------                -------------------

          Net revenues                                    $           571,956                $           533,780
                                                          ===================                ===================

          Broadcast/publishing cash flow                  $           211,578                $           185,665
                                                          ===================                ===================

          Net income (loss) before extraordinary item     $             7,305 (A)            $           (45,772)
                                                          ===================                ===================

         (A)  Includes approximately $39 million of nonrecurring pre-tax other income.

8.   EMPLOYEE BENEFIT PLANS

    a.   1994 Equity Incentive Plan

    At the 1994 annual  meeting,  the  shareholders  of Emmis  approved  the 1994 Equity  Incentive  Plan.  Under this Plan,  awards equivalent to 2,000,000 shares of common stock may be granted.  The awards,  which have certain  restrictions,  may be for incentive stock options,  nonqualified  stock options,  shares of restricted stock, stock  appreciation  rights,  performance units or limited stock  appreciation  rights.  Under this Plan,  all awards are granted with an exercise  price equal to the fair market value of the stock except for shares of restricted  stock which may be granted with a purchase price at amounts  greater than or equal to the par value of the  underlying  stock.  No more than  1,000,000  shares of Class B common stock are available for grant and issuance under this Plan.  The stock  options under this Plan are  generally  not  exercisable  for one year after the date of grant and expire not more than 10 years from the date of grant.  Under this Plan,  awards  equivalent to 223,000 shares of common stock are available for grant at February 28, 2002. Certain stock options awarded remain outstanding as of February 28, 2001 and 2002.

b.       1995 Equity Incentive Plan

    At the 1995 annual  meeting,  the  shareholders  of Emmis  approved  the 1995 Equity  Incentive  Plan.  Under this Plan,  awards equivalent  to  1,300,000  shares of common  stock may be granted  pursuant to  employment  agreements.  Under the Plan,  no further awards are available for grant at February 28, 2002.  Certain stock options  awarded remain  outstanding as of February 28, 2001 and
2002.

    c.   Non-Employee Director Stock Option Plan

    At the 1995 annual meeting, the shareholders of Emmis approved a Non-Employee  Director Stock Option Plan. Under this Plan, each non-employee  director,  as of January 24, 1995,  was granted an option to acquire  10,000  shares of the  Company's  Class A common stock.  Thereafter,  upon  election  or  appointment  of  any  non-employee  director  or  upon a  continuing  director  becoming  a non-employee  director,  such  individual  will also become  eligible to receive a comparable  option.  In addition,  an  equivalent option will be  automatically  granted on an annual  basis to each  non-employee  director.  All awards are granted with an exercise price equal to the fair market  value of the stock on the date of grant.  Under this Plan,  awards  equivalent  to 20,000  shares of
Class A common stock are  available  for grant at February  28,  2002.  Certain  stock  options  awarded  remain  outstanding  as of
February 28, 2001 and 2002.

    d.   1997 Equity Incentive Plan

    At the 1997 annual  meeting,  the  shareholders  of Emmis  approved  the 1997 Equity  Incentive  Plan.  Under this plan,  awards equivalent to 2,000,000 shares of common stock may be granted.  The awards,  which have certain  restrictions,  may be for incentive stock options,  nonqualified stock options,  shares of restricted stock, stock appreciation  rights or performance units. Under this
Plan,  all awards are granted  with a purchase  price equal to the fair market  value of the stock  except for shares of  restricted stock which may be granted with an exercise  price at amounts  greater than or equal to the par value of the  underlying  stock.  No more than  1,000,000  shares of Class B common stock are available for grant and issuance  under this Plan.  The stock options under this Plan are  generally  not  exercisable  for one year  after the date of grant and expire not more than 10 years from the date of grant.  Under this Plan,  awards  equivalent to 81,000 shares of common stock are available for grant at February 28, 2002.  Certain stock options and restricted stock awarded remain outstanding as of February 28, 2001 and 2002.

    e.    1999 Equity Incentive Plan

    At the 1999 annual  meeting,  the  shareholders  of Emmis  approved  the 1999 Equity  Incentive  Plan.  Under this plan,  awards equivalent to 3,000,000 shares of common stock may be granted.  The awards,  which have certain  restrictions,  may be for incentive stock options,  nonqualified stock options,  shares of restricted stock, stock appreciation  rights or performance units. Under this
Plan,  all awards are granted  with a purchase  price equal to the fair market  value of the stock  except for shares of  restricted stock which may be granted with an exercise  price at amounts  greater than or equal to the par value of the  underlying  stock.  No more than  1,000,000  shares of Class B common stock are available for grant and issuance  under this Plan.  The stock options under this Plan are  generally  not  exercisable  for one year  after the date of grant and expire not more than 10 years from the date of grant.  Under this Plan, awards  equivalent to 201,000 shares of common stock are available for grant at February 28, 2002.  Certain stock options and restricted stock awarded remain outstanding as of February 28, 2001 and 2002.

    f.    2001 Equity Incentive Plan

    At the 2001 annual  meeting,  the  shareholders  of Emmis  approved  the 2001 Equity  Incentive  Plan.  Under this plan,  awards equivalent to 3,000,000 shares of common stock may be granted.  The awards,  which have certain  restrictions,  may be for incentive stock options,  nonqualified stock options,  shares of restricted stock, stock appreciation  rights or performance units. Under this
Plan,  all awards are granted  with a purchase  price equal to the fair market  value of the stock  except for shares of  restricted stock which may be granted  with an exercise  price,  if any, at amounts  greater  than or equal to the par value of the  underlying stock.  No more than  1,000,000  shares of Class B common  stock are  available  for grant and issuance  under this Plan.  The stock options  under this Plan  generally  expire not more than 10 years from the date of grant.  Under this Plan,  awards  equivalent  to
2,733,000  shares of common stock are  available  for grant at February 28, 2002.  Certain  stock awards  remain  outstanding  as of
February 28, 2002.

    g.   Other Disclosures Related to Stock Option and Equity Incentive Plans

    The Company  accounts for its Stock  Option Plans in  accordance  with APB Opinion No. 25 ("APB 25"),  under which  compensation expense is recognized  only to the extent the exercise  price of the option is less than the fair market value of the share of stock at the date of grant. An alternative  method would be to follow  Statement of Financial  Accounting  Standards No. 123,  "Accounting
for Stock Based Compensation" (SFAS 123), which considers the stock options as compensation  expense to the Company,  based on their fair value at the date of grant.  The Company has elected to continue to use the APB 25 method for  accounting,  but has adopted the disclosure  requirements of SFAS 123.  Accordingly,  compensation  expense  reflected in non-cash  compensation in the  consolidated statements of operations  related to the plans  summarized  above was $7,357,  $5,400 and $9,095 for the years ended  February 2000,
2001 and 2002,  respectively.  Had  compensation  expense  related  to these  plans been  determined  based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           Year Ended February 28 (29),
                                                       ------------------------------------------------------------------
                                                               2000                   2001                     2002
                                                       ------------------       -----------------       -----------------
Net Income Available to Common Shareholders:
       As Reported                                     $           (3,177)      $           4,752       $        (73,092)
       Pro Forma                                       $           (8,741)      $             113       $        (85,760)

   Basic EPS:
       As Reported                                     $             (.09)      $             .10       $          (1.54)
       Pro Forma                                       $             (.24)      $             .00       $          (1.81)

   Diluted
       As Reported                                     $             (.09)      $             .10       $          (1.54)
       Pro Forma                                       $             (.24)      $             .00       $          (1.81)

    Because the fair value method of accounting  has not been applied to options  granted prior to March 1, 1995,  the resulting pro forma  compensation  cost may not be  representative  of that to be expected in future years.  The fair value of each option granted is  estimated  on the date of grant  using  the  Black-Scholes  option  pricing  model  utilizing  the  following  weighted  average assumptions:

                                                                           Year Ended February 28 (29),
                                                       ------------------------------------------------------------------
                                                               2000                   2001                    2002
                                                       ------------------       -----------------       -----------------
       Risk-Free Interest Rate:                                 6.12%                 4.54%                   5.41%
       Expected Life (Years):                                   5.2                    6.4                     8.3
       Expected Volatility:                                   44.31%                 56.79%                  57.67%

    Expected dividend yields were zero for fiscal 2000, 2001 and 2002.

    A summary of the status of options and restricted stock at February 2000, 2001 and 2002 and the related activity for the year, including the adoption of the 2001 Equity Incentive Plan, is as follows:

                                                       2000                           2001                           2002
                                           ----------------------------   ---------------------------    -------------------------
                                             Number of        Weighted      Number of       Weighted       Number of     Weighted
                                             Options/          Average      Options/         Average       Options/       Average
                                            Restricted        Exercise     Restricted       Exercise      Restricted     Exercise
                                               Stock            Price         Stock           Price          Stock         Price
                                           -----------      -----------   -----------     -----------    -----------   -----------
Outstanding at
  Beginning of Year                         3,485,386           14.63      4,559,168          18.07       4,144,793        23.14
Granted                                     2,012,000           23.39        814,629          34.66       1,089,369        29.01
Exercised                                    (922,298)          16.20     (1,092,688)          9.78        (250,420)       17.56
Lapsing of restrictions on stock awards             -               -       (101,805)             -        (190,162)           -
Expired and other                             (15,920)          18.57        (34,511)         20.32         (40,067)       23.68
Outstanding at
  End of Year                               4,559,168           18.07      4,144,793          23.14       4,753,513        25.39
Exercisable at
  End of Year                               2,537,168           13.92      2,008,680          19.26       2,464,827        21.10
Total Available for Grant                   2,530,325                      1,792,400                      3,257,944

    During the years ended February 2000,  2001 and 2002, all options were granted with an exercise price equal to fair market value of the stock on the date of grant.  During fiscal 2000,  2001 and 2002, the Company  entered into  employment  agreements  providing for grants of  135,600,  9,200 and 26,190  shares,  respectively,  at a weighted  average  fair value of $22.70,  $35.51 and $27.57, respectively.

    The following information relates to options outstanding and exercisable at February 28, 2002:

                                        Options Outstanding                                 Options Exercisable
                ------------------------------------------------------------------   ----------------------------
                                                       Weighted        Weighted                          Weighted
                     Range of                           Average         Average                           Average
                     Exercise          Number of       Exercise        Remaining         Number of       Exercise
                      Prices            Options          Price       Contract Life        Options          Price
                ----------------    --------------  --------------  --------------    --------------  -----------
                     $3.80-$7.60          19,600         $ 6.90       1.0 years            19,600         $ 6.90
                      7.60-11.40         208,760           7.78       1.0 years           208,760           7.78
                     11.40-15.20          26,564          14.44       1.6 years            26,564          14.44
                     15.20-19.00         511,930          16.56       1.3 years           511,930          16.56
                     19.00-22.80       1,055,751          21.35       2.3 years         1,055,084          21.35
                     22.80-26.60         177,328          24.63       2.9 years           177,328          24.63
                     26.60-30.40       2,076,722          28.60       8.2 years           240,000          28.02
                     30.40-34.20               -               -         - years                -              -
                     34.20-38.00         676,858          35.40       8.0 years           255,561          35.38

    In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

    h.   Profit Sharing Plan

    In  December  1986,  Emmis  adopted a profit  sharing  plan that  covers all  nonunion  employees  with six  months of  service.
Contributions  to the plan are at the  discretion  of the Emmis Board of Directors and can be made in the form of newly issued Emmis common  stock or cash.  Historically,  all  contributions  to the plan have been in the form of Emmis  common  stock.  Contributions reflected in non-cash  compensation  in the  consolidated  statements of operations for the years ended February 2000, 2001 and 2002 were $1,250, $1,250, and $0 respectively.

    i.   401(k) Retirement Savings Plan

    Emmis sponsors two Section 401(k) retirement  savings plans. One covers  substantially  all nonunion  employees age 18 years and older  who have at least  six  months  of  service  and the  other  covers  substantially  all  union  employees  that meet the same qualifications.  Employees  may make pretax  contributions  to the plans up to 15% of their  compensation,  not to exceed the annual limit prescribed by the Internal Revenue Service.  Emmis may make discretionary  matching  contributions to the plans in the form of shares of the Company's Class A common stock.  Effective March 1, 1996, Emmis began to match 50% of employee  contributions up to $2 thousand.  Emmis'  contributions  to the plans totaled $807,  $1,337 and $1,684 for the years ended  February  2000,  2001 and 2002, respectively.

    j.   Defined Contribution Health and Retirement Plan

    Emmis  contributes  to a  multi-employer  defined  contribution  health and  retirement  plan for employees who are members of a certain labor union.  Amounts charged to expense related to the multi-employer  plan were approximately $345, $441, and $465 for the years ended February 2000, 2001 and 2002, respectively.

    k.   Employee Stock Purchase Plan

    Effective  March 1, 1995,  the Company  implemented an employee  stock  purchase plan which permits  employees to purchase,  via payroll  deduction,  shares of the  Company's  Class A common stock,  at fair market value,  up to an amount not to exceed 10% of an employee's annual gross pay.

    Effective March 1, 2000, the Company  replaced its previous  employee stock purchase plan with a new plan that allows  employees to purchase  shares of the Company's  Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each  semi-annual  offering  period.  Purchases  are subject to a maximum  limitation  of $22.5  annually per  employee.  The
Company will not record  compensation  expense pursuant to this plan as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code.

9.   OTHER COMMITMENTS AND CONTINGENCIES

    a.  TV Program Rights Payable

    The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs.  Future payments scheduled under contracts for programs available as of February 28, 2002, are as follows:

                  2003                                               $            27,507
                  2004                                                            12,852
                  2005                                                            10,458
                  2006                                                             7,964
                  2007                                                             3,091
                  Thereafter                                                       6,186
                                                                     -------------------
                                                                                  68,058
                  Less: Current Portion                                           27,507
                                                                     -------------------
                  TV Program Rights Payable, Net
                    of Current Portion                               $            40,551
                                                                     ===================

    In addition,  the Company has entered into  commitments  for future  program  rights  (programs not available as of February 28,
2002).  Future payments  scheduled  under these  commitments  are summarized as follows:  Year ended February 2003 - $5,240,  2004 -
$11,224, 2005 - $8,607, 2006 - $3,789, 2007 - $1,501 and thereafter - $1,638.

    b.   Radio Broadcast Agreements

    The Company has entered into agreements to broadcast certain syndicated programs and sporting events.  Future payments scheduled under these agreements are summarized as follows:  Year ended February 2003 - $2,281,  2004 - $1,036, 2005 - $981, 2006 - $240, 2007
- $240 and thereafter - $320.  Expense related to these  broadcast  rights totaled  $1,780,  $2,376,  and $2,522 for the years ended
February 2000, 2001 and 2002, respectively.

    In connection with  reformatting  one of its radio stations,  the Company  terminated a syndicated  program  agreement in fiscal
2000.  The  contract  required  continued  payments  in the event of  termination,  and these  payments  are  included in the future payments  disclosed  above.  The discounted  present value of these payments of $896 is reflected in the  accompanying  consolidated statements of operations as restructuring fees.

    c.   Operating Leases

    The Company leases certain office space,  tower space,  equipment and  automobiles  under  operating  leases expiring at various dates through August 2019. Some of the lease  agreements  contain renewal options and annual rental  escalation  clauses  (generally tied to the Consumer Price Index or increases in the lessor's  operating  costs), as well as provisions for payment of utilities and maintenance costs.

    Future minimum rental payments  (exclusive of future  escalation costs) required by  non-cancelable  operating  leases,  with an initial term of one year or more as of February 28, 2002, are as follows:

                2003                                                   $           7,959
                2004                                                               6,472
                2005                                                               5,676
                2006                                                               5,240
                2007                                                               4,401
                Thereafter                                                        20,289
                                                                       -----------------
                                                                       $          50,037
                                                                       =================

    Minimum payments have not been reduced by minimum sublease rentals of approximately $124 due in the future under  non-cancelable subleases.

    Rent expense totaled $4,404,  $6,457,  and $7,995 for the years ended February 2000, 2001 and 2002,  respectively.  Rent expense for the years ended February 2000, 2001 and 2002 is net of sublease income of approximately $148, $86 and $0, respectively.

    d.   Employment Agreements

    The Company enters into employment  agreements with certain  officers and employees.  These  agreements  generally  specify base salary,  along with  bonuses and grants of stock  and/or stock  options  based on certain  criteria.  Future  minimum cash  payments scheduled  under terms of these  agreements are summarized as follows:  Year ended February 2003 - $23,829,  2004 - $13,800,  2005 -
$3,828, 2006 - $961, 2007 - $620 and thereafter - $2,516.

    In addition to future cash  payments,  at February 28,  2002,  66,800  shares of common stock and options to purchase  1,091,500 shares of common stock have been granted in connection with current  employment  agreements.  Additionally,  up to 21,000 shares and options to purchase up to 148,500  shares of common  stock may be granted (or have been  granted  subject to  forfeiture)  under the agreements in the next two years.

    e.   Litigation

    The Company  currently,  and from time to time,  is involved in litigation  incidental  to the conduct of its business,  but the
Company is not  currently a party to any lawsuit or proceeding  which,  in the opinion of  management,  is likely to have a material adverse  effect on the financial  position or results of operations of the Company.  However,  instead of making a required  license payment to the Hungarian  government in November 2001,  our 59.5% owned  national radio station in Hungary  requested a modification of the broadcast  contract and ultimately  filed suit in arbitration  court seeking  reformation of the contract and requesting that the payments be reduced.  The Hungarian  government  then issued an order revoking our station's  broadcast  license for non-payment of the license fee, and our station  appealed the order in the Hungarian  ordinary  court.  The Hungarian  government has also filed an action  seeking to  liquidate  our  Hungarian  broadcast  company.  Our  station is  vigorously  prosecuting  the  actions in the arbitration  court and ordinary court and is vigorously  opposing the action  seeking  liquidation.  However,  we cannot predict the outcome of these  actions.  We do not plan to continue to operate the station  under the present fee  arrangement.  We do not expect an adverse material financial impact to Emmis or EOC if the station does not continue to operate.

10.  INCOME TAXES

    The provision (benefit) for income taxes for the years ended February 2000, 2001 and 2002, consisted of the following:

                  EMMIS:

                                                                        2000           2001            2002
                                                                     -----------    -----------    -----------
                         Current:
                           Federal                                   $       105    $     1,540    $         -
                           State                                             100            300              -
                                                                     -----------    -----------    -----------
                                                                             205          1,840              -
                                                                     -----------    -----------    -----------
                         Deferred:
                           Federal                                         6,010         14,360        (25,189)
                           State                                             660          1,450           (434)
                                                                     -----------    -----------    -----------
                                                                           6,670         15,810        (25,623)
                                                                     -----------    -----------    -----------
                         Provision (benefit) for
                           income taxes                                    6,875         17,650        (25,623)

                         Tax benefit of extraordinary
                           item                                            1,250              -            664
                                                                     -----------    -----------    -----------

                         Net provision (benefit) for income taxes    $     5,625    $    17,650    $   (26,287)
                                                                     ===========    ===========    ===========

                  EOC:

                                                                        2000           2001            2002
                                                                     -----------    -----------    -----------
                         Current:
                           Federal                                   $       105    $     1,540    $         -
                           State                                             100            300              -
                                                                     -----------    -----------    -----------
                                                                             205          1,840              -
                                                                     -----------    -----------    -----------
                         Deferred:
                           Federal                                         6,010         14,360        (17,399)
                           State                                             660          1,450           (434)
                                                                     -----------    -----------    -----------
                                                                           6,670         15,810        (17,833)
                                                                     -----------    -----------    -----------
                         Provision (benefit) for
                           income taxes                                    6,875         17,650        (17,833)

                         Tax benefit of extraordinary
                           item                                            1,250              -            664
                                                                     -----------    -----------    -----------

                         Net provision (benefit) for income taxes    $     5,625    $    17,650    $   (18,497)
                                                                     ===========    ===========    ===========

    The provision  (benefit) for income taxes for the years ended  February 2000,  2001 and 2002,  differs from that computed at the
Federal statutory corporate tax rate as follows:

                  EMMIS:
                                                                        2000           2001            2002
                                                                     -----------    -----------    -----------

                         Computed income taxes at 35%                $     3,102    $    10,985    $   (31,026)
                         State income tax                                    494          1,138           (282)
                         Nondeductible foreign losses                        893          1,778          1,084
                         Nondeductible goodwill                            1,394          1,537          2,637
                         Nondeductible interest                                -              -            616
                         Other                                               992          2,212          1,348
                                                                     -----------    -----------    -----------
                         Provision (benefit) for income taxes        $     6,875    $    17,650    $   (25,623)
                                                                     ===========    ===========    ===========

                  EOC:
                                                                        2000           2001            2002
                                                                     -----------    -----------    -----------

                         Computed income taxes at 35%                $     3,102    $    10,985    $   (22,620)
                         State income tax                                    494          1,138           (282)
                         Nondeductible foreign losses                        893          1,778          1,084
                         Nondeductible goodwill                            1,394          1,537          2,637
                         Nondeductible interest                                -              -              -
                         Other                                               992          2,212          1,348
                                                                     -----------    -----------    -----------
                         Provision (benefit) for income taxes        $     6,875    $    17,650    $   (17,833)
                                                                     ===========    ===========    ===========

    The components of deferred tax assets and deferred tax liabilities at February 2001 and 2002 are as follows:

                  EMMIS:
                                                                                      2001              2002
                                                                                  -------------    -------------
                         Deferred tax assets:
                           Net operating loss carryforwards                       $       2,183    $       44,443
                           Compensation relating to stock options                         3,373             5,601
                           Non-cash interest expense                                          -             8,412
                           Impairment loss                                                    -             3,444
                           Other                                                          5,257             8,731
                           Valuation allowance                                           (1,506)           (2,017)
                                                                                  -------------    --------------
                             Total deferred tax assets                                    9,307    $       68,614
                                                                                  -------------    --------------
                         Deferred tax liabilities
                           Intangible assets                                           (136,526)         (167,130)
                           Other                                                         (8,249)           (2,682)
                                                                                  -------------    --------------
                             Total deferred tax liabilities                            (144,775)         (169,812)
                                                                                  -------------    --------------
                             Net deferred tax liability                           $    (135,468)   $     (101,198)
                                                                                  =============    ==============

                  EOC:
                                                                                      2001              2002
                                                                                  -------------    -------------
                         Deferred tax assets:
                           Net operating loss carryforwards                       $       2,183    $       45,065
                           Compensation relating to stock options                         3,373             5,601
                           Non-cash interest expense                                          -                 -
                           Impairment loss                                                    -             3,444
                           Other                                                          5,257             8,731
                           Valuation allowance                                           (1,506)           (2,017)
                                                                                  -------------    --------------
                             Total deferred tax assets                                    9,307            60,824
                                                                                  -------------    --------------
                         Deferred tax liabilities
                           Intangible assets                                           (136,526)         (167,130)
                           Other                                                         (8,249)           (2,682)
                                                                                  -------------    --------------
                             Total deferred tax liabilities                            (144,775)         (169,812)
                                                                                  -------------    --------------
                             Net deferred tax liability                           $    (135,468)   $     (108,988)
                                                                                  =============    ==============

    A valuation  allowance  is provided  when it is more likely  than not that some  portion of the  deferred  tax asset will not be realized.  A valuation  allowance has been  provided for the net  operating  loss  carryforwards  related to the  Company's  foreign subsidiaries  since these  subsidiaries  have not yet generated  taxable  income  against  which the net  operating  losses could be utilized.  With respect to Emmis,  the expiration of net operating loss  carryforwards,  excluding those at the Company's  Hungarian subsidiary,  which do not expire,  approximate  $1,177 in 2005,  $758 in 2006 and  $103,686  thereafter.  With  respect to EOC,  the expiration  of net  operating  loss  carryforwards,  excluding  those at the Company's  Hungarian  subsidiary,  which do not expire, approximate $1,177 in 2005, $758 in 2006 and $104,672 thereafter.

11.  SEGMENT INFORMATION

    The Company's  operations  are aligned into four business  segments:  Radio,  Television,  Publishing,  and  Interactive.  These
business  segments are  consistent  with the  Company's  management  of these  businesses  and its  financial  reporting  structure.
Corporate represents expense not allocated to reportable segments.

    The Company's  segments operate  primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina.  Total  revenues of the radio station in Hungary for the years ended  February  2000,  2001 and 2002 were $7.4 million,  $6.2 million and $7.2 million,  respectively.  This station's long lived assets as of February 28, 2001 and 2002 were $9.6 million and $6.9 million,  respectively.  Total  revenues of the radio  stations in Argentina for the years ended  February 28, 2001 and 2002 were $8.4 million and $9.5 million,  respectively.  Total  revenues for these stations were not material for the year ended
February 29,  2000.  Long lived assets for these  stations as of February  28, 2001 and 2002 were $18.4  million and $10.0  million,
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

YEAR ENDED FEBRUARY 28, 2002              Radio        Television     Publishing     Interactive     Corporate     Consolidated
                                      -------------  -------------   -------------  -------------  -------------   -------------
Net revenues                          $     256,619  $     205,460   $      70,880  $         821  $           -   $     533,780
Operating expenses                          142,872        139,256          64,437          1,550              -         348,115
                                      -------------  -------------   -------------  -------------  -------------   -------------
Broadcast/publishing cash flow              113,747         66,204           6,443           (729)             -         185,665
Corporate expenses                                -              -               -              -         20,283          20,283
Depreciation and amortization                33,507         53,513           8,477              9          4,752         100,258
Time brokerage fees                             479              -               -              -              -             479
Non-cash compensation                             -              -               -              -          9,095           9,095
Impairment loss and other                     9,063          1,609               -              -              -          10,672
Restructuring fees                                -              -               -              -            768             768
                                      -------------  -------------   -------------  -------------  -------------   -------------
Operating income (loss)               $      70,698  $      11,082   $      (2,034) $        (738) $     (34,898)  $      44,110
                                      =============  =============   =============  =============  =============   =============
Total assets                          $   1,037,598  $   1,288,428   $      88,913  $         248  $      94,882   $   2,510,069
                                      =============  =============   =============  =============  =============   =============

With respect to EOC, the above information would be identical, except corporate total assets would be $83,952 and consolidated total assets would be $2,499,139.

YEAR ENDED FEBRUARY 28, 2001              Radio        Television     Publishing     Interactive     Corporate     Consolidated
                                      -------------  -------------   -------------  -------------  -------------   -------------
Net revenues                          $     239,590  $     156,835   $      74,088  $         105  $           -   $     470,618
Operating expenses                          132,918         97,327          65,538            622              -         296,405
                                      -------------  -------------   -------------  -------------  -------------   -------------
Broadcast/publishing cash flow              106,672         59,508           8,550           (517)             -         174,213
Corporate expenses                                -              -               -              -         17,601          17,601
Depreciation and amortization                21,470         33,574          14,941              5          4,028          74,018
Time brokerage fees                           7,344              -               -              -              -           7,344
Non-cash compensation                             -              -               -              -          5,400           5,400
Impairment loss and other                     2,000              -               -              -              -           2,000
Restructuring fees                                -              -               -              -          2,057           2,057
                                      -------------  -------------   -------------  -------------  -------------   -------------
Operating income (loss)               $      75,858  $      25,934   $      (6,391) $        (522) $     (29,086)  $      65,793
                                      =============  =============   =============  =============  =============   =============
Total assets                          $     920,002  $   1,312,270   $      96,550  $          26  $     178,024   $   2,506,872
                                      =============  =============   =============  =============  =============   =============

YEAR ENDED FEBRUARY 29, 2000              Radio        Television     Publishing     Interactive      Corporate    Consolidated
                                      -------------  -------------   -------------  -------------  -------------   ------------
Net revenues                          $     189,000  $      82,160   $      54,105  $           -  $           -   $     325,265
Operating expenses                          100,184         53,178          46,456              -              -         199,818
                                      -------------  -------------   -------------  -------------  -------------   -------------
Broadcast/publishing cash flow               88,816         28,982           7,649              -              -         125,447
Corporate expenses                                -              -               -              -         15,430          15,430
Depreciation and amortization                16,694         17,138           6,934              -          3,395          44,161
Time brokerage fees                               -              -               -              -              -               -
Non-cash compensation                             -              -               -              -          7,357           7,357
Impairment loss and other                         -              -               -              -              -               -
Restructuring fees                              896              -               -              -              -             896
                                      -------------  -------------   -------------  -------------  -------------   -------------
Operating income (loss)               $      71,226  $      11,844   $         715  $           -  $     (26,182)  $      57,603
                                      =============  =============   =============  =============   ============   =============
Total assets                          $     474,403  $     701,672   $      68,927  $           -  $      82,304   $   1,327,306
                                      =============  =============   =============  =============  =============   =============

12.  RELATED PARTY TRANSACTIONS

    Two officers of Emmis are partners in a law firm which provides  legal services to Emmis.  Legal fees paid to this law firm were approximately $756, $926 and $606 for the years ended February 2000, 2001 and 2002, respectively.

    Emmis  has made  interest-bearing  loans to  various  officers  and  employees.  The  approximate  amount  of such  indebtedness outstanding at February 28, 2001 and 2002, was $1,072 and $1,117,  respectively,  net of an allowance of $849 and $0,  respectively.
These loans bear interest at the Company's average  borrowing rate of approximately  8.0% and 7.6% for the years ended February 2001 and 2002.

    During the year ended February 28, 2002, the Company  purchased  approximately $26 in corporate gifts and specialty items from a company owned by the spouse of Norman H. Gurwitz.  Also during the last fiscal year,  Emmis made payments of  approximately  $258 to a company  owned by Mr.  Smulyan for use of an airplane to transport  employees to various  trade shows and  meetings.  Furthermore,
Emmis made  payments  of $405 to a  management  company  for direct  operating  expenses  incurred by Emmis' use of the plane and an allocation of certain maintenance costs of the airplane.

    A significant  amount of business is conducted between EOC and its parent company,  ECC. This activity includes equity financing and  certain  debt  financing  arrangements  as well as  reimbursement  by EOC to ECC for  corporate  overhead  expenses.  Corporate overhead  expenses are third party costs  incurred in the ordinary  course of conducting  business as a parent  holding  company and include, but are not limited to, SEC filing fees and expenses, and legal, accounting, trustee and outside director fees.

13.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON-GUARANTORS

    Emmis  conducts a  significant  portion of its  business  through  subsidiaries.  The  senior  subordinated  notes are fully and unconditionally  guaranteed,  jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary  Guarantors").  As of February 28, 2002,  subsidiaries  holding  Emmis'  interest in its radio  stations in Hungary and  Argentina,  as well as certain other subsidiaries  conducting joint ventures with third parties,  did not guarantee the senior  subordinated notes (the "Subsidiary
Non-Guarantors").  The claims of creditors of Emmis  subsidiaries  have  priority  over the rights of Emmis to receive  dividends or distributions from such subsidiaries.

    Presented below is condensed  consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the
Subsidiary Non-Guarantors as of February 28, 2001 and 2002 and for each of the three years in the period ended February 28, 2002.

    Emmis uses the equity  method with  respect to  investments  in  subsidiaries.  Separate  financial  statements  for  Subsidiary
Guarantors are not presented based on management's  determination that they do not provide  additional  information that is material to investors.

                                                          Emmis Operating Company
                                                   Condensed Consolidating Balance Sheet
                                                          As of February 28, 2002

                                                                                            Eliminations
                                                   Parent                     Subsidiary       and
                                                   Company       Subsidiary      Non-      Consolidating
                                                    Only         Guarantors   Guarantors      Entries      Consolidated
                                               ------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                    $           -  $      4,970  $     1,392  $            -  $       6,362
   Accounts receivable, net                                 -        91,244        3,996               -         95,240
   Current portion of TV
     program rights                                         -         9,837            -               -          9,837
   Income tax refunds receivable                            -             -            -               -              -
   Prepaid expenses                                       612        14,049          186               -         14,847
   Other                                                  271        13,475           74               -         13,820
   Assets held for sale                                     -       123,416            -               -        123,416
                                                -------------  ------------  -----------  --------------  -------------
     Total current assets                                 883       256,991        5,648               -        263,522

   Property and equipment, net                         35,957       192,690        2,492               -        231,139
   Intangible assets, net                               5,637     1,933,846       13,848               -      1,953,331
   Investment in affiliates                         2,274,321             -            -      (2,274,321)             -
   Other assets, net                                   43,428        12,655          527          (5,463)        51,147
                                                -------------  ------------  -----------  --------------  -------------
     Total assets                               $   2,360,226  $  2,396,182  $    22,515  $   (2,279,784) $   2,499,139
                                                =============  ============   ==========   =============   ============

CURRENT LIABILITIES:
   Accounts payable                             $      15,646  $     18,373  $     4,976  $            -  $      38,995
   Current maturities of other
     long-term debt                                        34            10       10,722          (2,833)         7,933
   Current portion of TV
     program rights payable                                 -        27,507            -               -         27,507
   Accrued salaries and
     commissions                                          214         7,363          275               -          7,852
   Accrued interest                                    14,047             -           21               -         14,068
   Deferred revenue                                         -        16,392            -               -         16,392
   Other                                                2,813         3,595            -               -          6,408
   Credit facility debt to be repaid with
     proceeds of assets held for sale                 135,000             -            -               -        135,000
   Liabilities associated with assets
     held for sale                                          -            63            -               -             63
                                                 ------------    ----------   ----------   -------------  -------------
     Total current liabilities                        167,754        73,303       15,994          (2,833)       254,218

Credit facility and senior
   subordinated debt                                1,117,000             -            -               -      1,117,000
TV program rights payable,
   net of current portion                                   -        40,551            -               -         40,551
Other long-term debt, net of
   current portion                                         41           366        9,172          (2,630)         6,949
Other noncurrent liabilities                           21,976         4,403          587               -         26,966
Deferred income taxes                                 108,988             -            -               -        108,988
                                                -------------  ------------  -----------  --------------  -------------
   Total liabilities                                1,415,759       118,623       25,753          (5,463)     1,554,672

Shareholders' equity
   Common stock                                     1,027,221             -            -               -      1,027,221
   Additional paid-in capital                           8,108             -        4,393          (4,393)         8,108
   Subsidiary investment                                    -     1,883,897       20,650      (1,904,547)             -
   Retained earnings /
     (accumulated deficit)                            (78,477)      393,662      (21,380)       (372,282)       (78,477)
   Accumulated other
     comprehensive loss                               (12,385)            -       (6,901)          6,901        (12,385)
                                                -------------  ------------  -----------  --------------  -------------
     Total shareholders' equity                       944,467     2,277,559       (3,238)     (2,274,321)       944,467
                                                -------------  ------------  -----------  --------------  -------------
       Total liabilities and
         shareholders' equity                   $   2,360,226  $  2,396,182  $    22,515  $   (2,279,784) $   2,499,139
                                                =============  ============  ===========  ==============  =============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Operations
                                                For the Year Ended February 28, 2002

                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries     Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,695  $   515,387  $    16,698  $          -   $    533,780
   Operating expenses                                  1,204      332,311       14,600             -        348,115
   Corporate expenses                                 20,283            -            -             -         20,283
   Depreciation and amortization                       4,752       91,979        3,527             -        100,258
   Non-cash compensation                               6,821        2,274            -             -          9,095
   Time brokerage agreement fees                           -          479            -             -            479
   Impairment loss and other                               -       10,672            -             -         10,672
   Restructuring fees                                    768            -            -             -            768
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                              (32,133)      77,672       (1,429)            -         44,110
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest income (expense)                        (102,109)        (285)      (2,324)          616       (104,102)
   Income (loss) from unconsolidated
    affiliates                                        (4,232)        (771)           -             -         (5,003)
   Other income (expense), net                         1,403         (466)        (756)          179            360
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                        (104,938)      (1,522)      (3,080)          795       (108,745)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                   (137,071)      76,150       (4,509)          795        (64,635)

Provision (benefit) for income taxes                 (46,770)      28,937            -             -        (17,833)
                                               -------------  -----------  -----------  ------------   ------------
Income (loss) before extraordinary loss              (90,301)      47,213       (4,509)          795        (46,802)
Extraordinary loss, net of tax                         1,084            -            -             -          1,084
Equity in earnings (loss) of subsidiaries             43,499            -            -       (43,499)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                              $     (47,886) $    47,213  $    (4,509) $    (42,704)  $    (47,886)
                                               =============  ===========  ===========   ===========   ============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Cash Flows
                                                For the Year Ended February 28, 2002

                                                                                          Eliminations
                                                   Parent                    Subsidiary       and
                                                   Company     Subsidiary       Non-     Consolidating
                                                    Only       Guarantors    Guarantors     Entries      Consolidated
                                               ----------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                           $     (47,886) $    47,213  $    (4,509) $    (42,704)  $    (47,886)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in) operating
     activities -
     Extraordinary item                                1,084            -            -             -          1,084
     Depreciation and amortization                    10,226      110,582        3,527             -        124,335
     Provision for bad debts                               -        4,005            -             -          4,005
     Provision (benefit) for deferred
       income taxes                                 (17,833)            -            -             -        (17,833)
     Non-cash compensation                             6,821        2,274            -             -          9,095
     Equity in earnings of subsidiaries              (43,499)           -            -        43,499              -
     Impairment of asset                                   -        9,063            -             -          9,063
     Other                                               795          375       (6,303)         (795)        (5,928)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -       (3,649)        1,531            -         (2,118)
     Prepaid expenses and other
       current assets                                  3,082        1,202          843             -          5,127
     Other assets                                      2,057       (9,364)       1,355             -         (5,952)
     Accounts payable and accrued
       liabilities                                     5,035       (6,965)        (779)            -         (2,709)
     Deferred revenue                                      -         (963)           -             -           (963)
     Other liabilities                                24,482      (15,553)     (10,856)            -         (1,927)
                                               -------------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         operating activities                        (55,636)     138,220      (15,191)            -         67,393
                                               -------------  -----------  -----------  ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (2,252)     (27,299)       1,135             -        (28,416)
   Cash paid for acquisitions                              -     (140,746)           -             -       (140,746)
   Deposits on acquisitions and other                 (5,943)           -            -             -         (5,943)
                                               -------------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         investing activities                         (8,195)    (168,045)       1,135             -       (175,105)
                                               -------------  -----------  -----------  ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (133,000)           -            -             -       (133,000)
   Proceeds from long-term debt                        5,000            -            -             -          5,000
   Intercompany                                      141,250       30,777       14,742             -        186,769
   Debt related costs                                 (4,594)           -            -             -         (4,594)
                                               -------------  -----------  -----------  ------------   ------------
       Net cash provided by
         financing activities                          8,656       30,777       14,742             -         54,175
                                               -------------  -----------  -----------  ------------   ------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (55,175)         952          686             -        (53,537)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                55,175        4,018          706             -         59,899
                                               -------------  -----------  -----------  ------------   ------------
   End of period                               $           -  $     4,970  $     1,392  $          -   $      6,362
                                               =============  ===========  ===========  ============   ============

                                                          Emmis Operating Company
                                                   Condensed Consolidating Balance Sheet
                                                          As of February 28, 2001

                                                                                            Eliminations
                                                    Parent                     Subsidiary       and
                                                    Company      Subsidiary      Non-      Consolidating
                                                     Only        Guarantors   Guarantors     Entries       Consolidated
                                               ------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                    $      55,175  $      4,018  $       706  $            -  $      59,899
   Accounts receivable, net                                 -        91,754        5,527               -         97,281
   Current portion of TV
     program rights                                         -        12,028            -               -         12,028
   Income tax refunds receivable                       13,970             -            -               -         13,970
   Prepaid expenses                                     2,032        14,646          327               -         17,005
   Other                                                1,932        12,124          776               -         14,832
   Assets held for sale                                     -       134,983            -               -        134,983
                                                -------------  ------------  -----------  --------------  -------------
     Total current assets                              73,109       269,553        7,336               -        349,998

   Property and equipment, net                         38,151       189,350        4,332               -        231,833
   Intangible assets, net                                   -     1,830,503       21,756               -      1,852,259
   Investment in affiliates                         2,169,004             -            -      (2,169,004)             -
   Other assets, net                                   68,113         9,706        1,882          (6,919)        72,782
                                                -------------  ------------  -----------  --------------  -------------
     Total assets                               $   2,348,377  $  2,299,112  $    35,306  $   (2,175,923) $   2,506,872
                                                =============  ============   ==========   =============   ============

CURRENT LIABILITIES:
   Accounts payable                             $       6,908  $     22,499  $     4,799  $            -  $      34,206
   Current maturities of other
     long-term debt                                        34            18        4,135               -          4,187
   Current portion of TV
     program rights payable                                 -        28,192            -               -         28,192
   Accrued salaries and
     commissions                                        1,410         8,482          450               -         10,342
   Accrued interest                                    16,236             -          802               -         17,038
   Deferred revenue                                         -        17,397            -               -         17,397
   Other                                                  813         4,955            -               -          5,768
   Liabilities associated with
     assets held for sale                                   -            21            -               -             21
                                                 ------------  ------------   ----------  --------------  -------------
     Total current liabilities                         25,401        81,564       10,186               -        117,151

Credit facility and senior
   subordinated debt                                1,380,000             -            -               -      1,380,000
TV program rights payable,
   net of current portion                                   -        47,567            -               -         47,567
Other long-term debt, net of
   current portion                                         37           598       19,968          (6,919)        13,684
Other noncurrent liabilities                                -         4,884          647               -          5,531
Deferred income taxes                                 135,468             -            -               -        135,468
                                                -------------  ------------  -----------  --------------  -------------
   Total liabilities                                1,540,906       134,613       30,801          (6,919)     1,699,401

Shareholders' equity
   Common stock                                       830,799             -            -               -        830,799
   Additional paid-in capital                               -             -        4,393          (4,393)             -
   Subsidiary investment                                    -     1,818,050       17,581      (1,835,631)             -
   Retained earnings /
     (accumulated deficit)                            (22,730)      346,449      (16,871)       (329,578)       (22,730)
   Accumulated other
     comprehensive loss                                  (598)            -         (598)            598           (598)
                                                -------------  ------------  -----------  --------------  -------------
Total shareholders' equity                            807,471     2,164,499        4,505      (2,169,004)       807,471
                                                -------------  ------------  -----------  --------------  -------------
       Total liabilities and
         shareholders' equity                   $   2,348,377  $  2,299,112  $    35,306  $  (2,175,923)  $   2,506,872
                                                =============  ============  ===========  =============   =============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Operations
                                                For the Year Ended February 28, 2001

                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries     Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,876  $   454,164  $    14,578  $          -   $    470,618
   Operating expenses                                  1,692      281,409       13,304             -        296,405
   Corporate expenses                                 17,601            -            -             -         17,601
   Depreciation and amortization                       4,028       66,527        3,463             -         74,018
   Non-cash compensation                               4,050        1,350            -             -          5,400
   Time brokerage agreement fees                           -        7,344            -             -          7,344
   Corporate restructuring fees
     and other                                         2,057        2,000            -             -          4,057
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                              (27,552)      95,534       (2,189)            -         65,793
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest income (expense)                         (69,608)        (297)      (3,221)          682        (72,444)
   Other income (expense), net                        11,972       26,977         (354)         (558)        38,037
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (57,636)      26,680       (3,575)          124        (34,407)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                    (85,188)     122,214       (5,764)          124         31,386

Provision (benefit) for income
   taxes                                             (28,201)      45,851            -             -         17,650
                                               -------------  -----------  -----------  ------------   ------------
                                                     (56,987)      76,363       (5,764)          124         13,736
Equity in earnings (loss) of
   subsidiaries                                       70,723            -            -       (70,723)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                              $      13,736  $    76,363  $    (5,764) $    (70,599)  $     13,736
                                               =============  ===========  ===========  ============   ============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Cash Flows
                                                For the Year Ended February 28, 2001

                                                                                         Eliminations
                                                   Parent                    Subsidiary      and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries     Consolidated
                                               --------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $    13,736  $    76,363  $    (5,764) $    (70,599)  $     13,736
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in) operating
     activities -
     Depreciation and amortization                     9,758       81,233        3,463             -         94,454
     Provision for bad debts                               -        3,713            -             -          3,713
     Provision for deferred income
       taxes                                          15,810            -            -             -         15,810
     Non-cash compensation                             4,050        1,350            -             -          5,400
     Equity in earnings of
       subsidiaries                                  (70,723)           -            -        70,723              -
     Gain on exchange of assets                            -      (22,000)           -             -        (22,000)
     Other                                               379          348          861          (124)         1,464
   Changes in assets and
     liabilities -
     Accounts receivable                                   -       (7,114)      (2,202)            -         (9,316)
     Prepaid expenses and other
       current assets                               (12,716)      (11,527)        (384)            -        (24,627)
     Other assets                                     10,435        1,216          448             -         12,099
     Accounts payable and accrued
       liabilities                                     9,070        5,493          778             -         15,341
     Deferred revenue                                      -          569            -             -            569
     Other liabilities                                  (220)     (23,096)       3,544             -        (19,772)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         operating activities                        (20,421)     106,548          744             -         86,871
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (3,683)     (22,323)        (219)            -        (26,225)
   Cash paid for acquisitions                              -   (1,060,681)           -             -     (1,060,681)
   Deposits on acquisitions and other                (23,849)           -            -             -        (23,849)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash used in investing
         activities                                  (27,532)  (1,083,004)        (219)            -     (1,110,755)
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                     (1,048,388)           -       (3,161)            -     (1,051,549)
   Proceeds from long-term debt                    2,128,388            -            -             -      2,128,388
   Intercompany                                     (956,225)     977,910      (11,016)            -         10,669
   Debt related costs                                (21,095)           -            -             -        (21,095)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by
         financing activities                        102,680      977,910      (14,177)            -      1,066,413
                                                 -----------  -----------  -----------  ------------   ------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               54,727        1,454      (13,652)            -         42,529

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   448        2,564       14,358             -         17,370
                                                 -----------  -----------  -----------  ------------   ------------
   End of period                                 $    55,175  $     4,018  $       706  $          -   $     59,899
                                                 ===========  ===========  ===========  ============   ============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Operations
                                                For the Year Ended February 29, 2000

                                                                                         Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries     Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,810  $   314,644  $     8,811  $          -   $    325,265
   Operating expenses                                  1,252      191,666        6,900             -        199,818
   Corporate expenses                                 15,430            -            -             -         15,430
   Depreciation and amortization                       3,395       37,733        3,033             -         44,161
   Non-cash compensation                               5,518        1,839            -             -          7,357
   Time brokerage agreement fees                           -            -            -             -              -
   Programming restructuring cost                          -          896            -             -            896
Operating income (loss)                              (23,785)      82,510       (1,122)            -         57,603
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest income (expense)                         (49,257)        (107)      (3,363)          741        (51,986)
   Loss on donation of station                             -         (956)           -             -           (956)
   Other income (expense), net                         3,428           13         (502)        1,264          4,203
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (45,829)      (1,050)      (3,865)        2,005        (48,739)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                    (69,614)      81,460       (4,987)        2,005          8,864

Provision (benefit) for income
   taxes                                             (22,689)      29,564            -             -          6,875
                                               -------------  -----------  -----------  ------------   ------------
                                                     (46,925)      51,896       (4,987)        2,005          1,989
Extraordinary item, net of tax                        (2,022)           -            -             -         (2,022)
Equity in earnings (loss) of
   subsidiaries                                       48,914            -            -       (48,914)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                              $         (33) $    51,896  $    (4,987) $    (46,909)  $        (33)
                                               =============  ===========  ===========  ============   ============

                                                      Emmis Operating Company
                                          Condensed Consolidating Statement of Cash Flows
                                                For the Year Ended February 29, 2000

                                                                                          Eliminations
                                                   Parent                   Subsidiary        and
                                                   Company    Subsidiary       Non-      Consolidating
                                                    Only      Guarantors    Guarantors      Entries    Consolidated
                                               ---------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $      (33)  $    51,896  $    (4,987) $    (46,909)  $        (33)
   Adjustments to reconcile net
     income (loss) to net cash
    provided by (used in) operating
     activities -
     Extraordinary item                                2,022            -            -             -          2,022
     Depreciation and amortization                     5,805       44,980        3,033             -         53,818
     Provision for bad debts                               -        2,550            -             -          2,550
     Provision for deferred income
       taxes                                           6,670            -            -             -          6,670
     Non-cash compensation                             5,518        1,839            -             -          7,357
     Equity in earnings of
       subsidiaries                                  (48,914)           -            -        48,914              -
     Gain on exchange of assets                            -            -            -             -              -
     Loss on donation of radio station                     -          956            -             -            956
     Other                                             2,033            -         (811)       (2,005)          (783)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (13,029)        (290)            -        (13,319)
     Prepaid expenses and other
       current assets                                 (1,258)     (13,101)        (187)            -        (14,546)
     Other assets                                     (8,393)       7,382       (1,496)             -        (2,507)
     Accounts payable and accrued
       liabilities                                      (391)       9,255        1,301             -         10,165
     Deferred revenue                                      -        4,332            -             -          4,332
     Other liabilities                               (13,278)     (19,933)           -             -        (33,211)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         operating activities                        (50,219)      77,127       (3,437)            -         23,471
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (8,124)     (21,170)         (22)            -        (29,316)
   Cash paid for acquisitions                              -     (217,828)     (13,302)            -       (231,130)
   Deposits on acquisitions and other                 (5,000)      (6,500)           -             -        (11,500)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash used in investing
         activities                                  (13,124)    (245,498)     (13,324)            -       (271,946)
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (426,668)           -            -             -       (426,668)
   Proceeds from long-term debt                      149,668            -            -             -        149,668
   Intercompany                                      338,505      167,789       30,434             -        536,728
   Debt related costs                                      -            -            -             -              -
                                                 -----------  -----------  -----------  ------------   ------------
   Net cash provided by
      financing activities                            61,505      167,789       30,434             -        259,728
                                                 -----------  -----------  -----------  ------------   ------------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (1,838)        (582)      13,673             -         11,253

CASH AND CASH EQUIVALENTS:
   Beginning of period                                 2,286        3,146          685             -          6,117
                                                 -----------  -----------  -----------  ------------   ------------
   End of period                                 $       448  $     2,564  $    14,358  $          -   $     17,370
                                                 ===========  ===========  ===========  ============   ============

14.      SUBSEQUENT EVENTS

    In April 2002, ECC completed the sale of 4.6 million  shares of its Class A common stock at $26.80 per share  resulting in total proceeds  of $123.3  million.  The net  proceeds  of $120.2 were  contributed  to EOC, of which 50% were used to repay  outstanding obligations  under the credit  facility.  The remaining net proceeds  were  invested and will either repay  outstanding  obligations under the credit facility or redeem or repurchase some of Emmis' outstanding 121/2% senior discount notes.

    Effective May 1, 2002 Emmis  completed the sale of  substantially  all of the assets of KALC-FM in Denver,  Colorado to Entercom
Communications  Corporation  for $88.0  million.  Emmis had  purchased  KALC-FM  on January  17,  2001,  from  Salem  Communications
Corporation  for $98.8 million in cash plus a commitment  fee of $1.2 million and  transaction  related  costs of $0.9  million.  On
February  12, 2002,  Emmis  entered into a definitive  agreement to sell KALC-FM to Entercom and Entercom  began  operating  KALC-FM under a time  brokerage  agreement on March 16, 2002.  Proceeds were used to repay amounts  outstanding  under the credit  facility.
The assets of KALC-FM are reflected as held for sale in the accompanying  consolidated  balance sheets.  The $87.7 million of credit facility  debt repaid  with the net  proceeds of the sale is  reflected  as a current  liability  in the  accompanying  consolidated balance sheets.

    Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver,  Colorado to Entravision
Communications  Corporation  for $47.5 million.  Emmis had purchased  KXPK-FM on August 24, 2000,  from AMFM,  Inc. for an allocated purchase price of $35.0 million in cash plus  liabilities  recorded of $1.2 million and  transaction  related costs of $0.4 million.
Emmis  entered  into a  definitive  agreement to sell KXPK-FM to  Entravision  on February  12,  2002.  Proceeds  were used to repay amounts  outstanding  under the  credit  facility.  We expect to record a gain on sale of  approximately  $12  million  in our first quarter of fiscal  2003.  The assets of KXPK-FM are  reflected as held for sale in the  accompanying  consolidated  balance  sheets.
The $47.3  million of credit  facility  debt repaid with the net  proceeds of the sale is  reflected  as a current  liability in the accompanying consolidated balance sheets.

    In connection with the $255.7 million of completed or planned debt repayments described above, Emmis expects to write-off approximately $4 million of deferred debt costs in the first quarter of our fiscal 2003.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         EMMIS
                                                                                 Quarter Ended
                                                          ---------------------------------------------------------
                                                                                                                           Full
                                                            May 31         Aug. 31         Nov. 30        Feb. 28          Year
                                                          -----------    -----------    -----------     -----------    -----------

Year ended February 28, 2001
   Net revenues                                           $   100,519    $   109,069    $   143,606     $   117,424    $   470,618
   Operating income (loss)                                     18,603         25,223         26,164          (4,197)        65,793
   Net income (loss) before extraordinary item                  5,911         16,638         11,566         (20,379)        13,736
Net income (loss) available to common shareholders              3,665         14,392          9,320         (22,625)         4,752
   Basic earnings per common share:
     Before extraordinary item                            $      0.08    $      0.31    $      0.20     $    (0.48)    $      0.10
     Net income (loss) available to common shareholders   $      0.08    $      0.31    $      0.20     $    (0.48)    $      0.10
   Diluted earnings per common share:
     Before extraordinary item                            $      0.08    $      0.30    $      0.20     $    (0.48)    $      0.10
     Net income (loss) available to common shareholders   $      0.08    $      0.30    $      0.20     $    (0.48)    $      0.10

Year ended February 28, 2002
   Net revenues                                           $   137,335    $   142,447    $   137,119     $   116,879    $   533,780
   Operating income (loss)                                     15,399         25,691         16,824         (13,804)        44,110
   Net income (loss) before extraordinary item                (13,477)        (6,070)       (11,698)        (31,779)       (63,024)
   Net income (loss) available to common shareholders         (15,723)        (9,400)       (13,944)        (34,025)       (73,092)
   Basic earnings per common share:
     Before extraordinary item                            $    (0.33)    $     (0.18)   $     (0.29)    $     (0.72)   $     (1.52)
     Net income (loss) available to common shareholders   $    (0.33)    $     (0.20)   $     (0.29)    $     (0.72)   $     (1.54)
   Diluted earnings per common share:
     Before extraordinary item                            $    (0.33)    $     (0.18)   $     (0.29)    $     (0.72)   $     (1.52)
     Net income (loss) available to common shareholders   $    (0.33)    $     (0.20)   $     (0.29)    $     (0.72)   $     (1.54)

         EOC
                                                                                 Quarter Ended
                                                          ---------------------------------------------------------
                                                                                                                           Full
                                                            May 31         Aug. 31         Nov. 30        Feb. 28          Year
                                                          -----------    -----------    -----------     -----------    -----------

   Year ended February 28, 2001
     Net revenues                                         $   100,519    $   109,069    $   143,606     $   117,424    $   470,618
     Operating income (loss)                                   18,603         25,223         26,164          (4,197)        65,793
     Net income (loss)                                          5,911         16,638         11,566         (20,379)        13,736

   Year ended February 28, 2002
     Net revenues                                         $   137,335    $   142,447    $   137,119     $   116,879    $   533,780
     Operating income (loss)                                   15,399         25,691         16,824         (13,804)        44,110
     Net income (loss) before extraordinary item              (10,862)        (2,079)        (7,268)        (26,593)       (46,802)
     Net income (loss)                                        (10,862)        (3,163)        (7,268)        (26,593)       (47,886)

                                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

    We have audited the accompanying  consolidated balance sheets of EMMIS  COMMUNICATIONS  CORPORATION (an Indiana corporation) and
Subsidiaries  as of February 28, 2002 and 2001,  and the related  consolidated  statements of operations,  changes in  shareholders'
equity and cash flows for each of the three years in the period  ended  February 28,  2002.  We have also  audited the  accompanying consolidated  balance sheets of EMMIS OPERATING COMPANY (an Indiana corporation and wholly owned subsidiary of Emmis  Communications
Corporation) and Subsidiaries as of February 28, 2002 and 2001, and the related  consolidated  statements of operations,  changes in shareholders'  equity and cash flows for each of the three years in the period ended February 28, 2002.  These financial  statements are the  responsibility of the Companies'  management.  Our  responsibility  is to express an opinion on these financial  statements based on our audits.

    We conducted our audits in accordance with auditing standards  generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain  reasonable  assurance  about  whether the financial  statements  are free of material misstatement.  An audit  includes  examining,  on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial  statements referred to above present fairly, in all material respects,  the financial position of
Emmis  Communications  Corporation and  Subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended  February 28, 2002 in conformity  with  accounting  principles  generally accepted in the United States and the financial  position of Emmis  Operating  Company and  Subsidiaries as of February 28, 2002 and
2001,  and the results of their  operations  and their cash flows for each of the three years in the period ended  February 28, 2002 in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1v. of the notes to  consolidated  financial  statements,  effective March 1, 2001, the Company changed its accounting  for  derivative  instruments  and hedging  activities  pursuant to the  provisions of Statement of Financial  Accounting
Standards No. 133, "Accounting for Derivative Hedging Activities."

                                                                                        /s/   ARTHUR ANDERSEN LLP
                                                                                        -------------------------

                                                                                        ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
May 2, 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The  information  required by this item with  respect to  directors  or nominees to be  directors  of Emmis is  incorporated  by reference  from the section  entitled  "Proposal No. 1:  Election of  Directors"  in the Emmis 2002 Proxy  Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Emmis 2002 Proxy Statement.

    Listed below is certain  information  about the executive  officers of Emmis or its affiliates who are not directors or nominees to be directors.

                                                                                          AGE AT              YEAR FIRST
                                                                                       FEBRUARY 28,             ELECTED
                  NAME                                    POSITION                         2002                 OFFICER
         ----------------------                ------------------------------         -------------         -------------
         Randy Bongarten                       Television Division President                51                   2000

         Richard F. Cummings                   Radio Division President                     49                   1984

         Norman H. Gurwitz                     Executive Vice President-                    53                   1987
                                               Human
                                               Resources and Secretary

    Set forth below is the principal  occupation for the last five years of each executive  officer of the Company or its affiliates who is not also a director.

    Randy Bongarten is employed as President of Emmis Television since October 2000 and President of Emmis  International since June
1998.  Prior to June 1998, Mr.  Bongarten had served as President of GAF  Broadcasting and as Executive Vice President of Operations
for Emmis Radio Division.

    Richard F. Cummings was the Program  Director of WENS from 1981 to March 1984, when he became the National  Program Director and a Vice  President  of Emmis.  He became  Executive  Vice  President--Programming  in 1988 and became  Radio  Division  President  in
December 2001.

    Norman H. Gurwitz  currently  serves as Executive Vice President -- Human Resources,  a position he assumed in 1998.  Previously he served as  Corporate  Counsel  for Emmis from 1987 to 1998 and as a Vice  President  from 1988 to 1995.  He became  Secretary  of
Emmis in 1989 and became an  Executive  Vice  President in 1995.  Prior to 1987,  he was a partner in the  Indianapolis  law firm of
Scott & Gurwitz.  Mr. Gurwitz is the brother-in-law of Richard A. Leventhal, a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information  required by this item is incorporated by reference from the section  entitled  "Executive  Compensation" in the
Emmis 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The  information  required by this item is  incorporated by reference from the section  entitled  "Voting  Securities and Beneficial
Owners" in the Emmis 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information  required by this item is incorporated by reference from the section  entitled  "Certain  Transactions" in the Emmis
2002 Proxy Statement.
                                                              PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.
Reports on Form 8-K

    On December  13,  2001,  the Company  filed a Form 8-K that  contained  Exhibit B to the  articles  of  incorporation  for Emmis
Communications Corporation.

    On February 13, 2002, the Company filed a Form 8-K to disclose  quarterly pro forma  financial  information by business  segment for the seven quarters ended November 30, 2001.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1        Second Amended and Restated  Articles of Incorporation  of Emmis  Communications  Corporation,  incorporated by reference from Exhibit 3.1 to Emmis'  Annual  Report on Form 10-K/A for the fiscal year ended  February 29, 2000,  and Exhibit B to the Second  Amended  and  Restated  Articles  of  Incorporation  of Emmis  Communications  Corporation,  incorporated  by reference from Exhibit 3 to Emmis' Form 8-K filed December 13, 2001.

3.2        Amended and Restated  Bylaws of Emmis  Communications  Corporation,  incorporated  by  reference  from Exhibit 3.2 to the
           Company's Form 10-K/A for the fiscal year ended February 29, 2000.

3.3        Form of stock  certificate  for Class A common  stock,  incorporated  by  reference  from  Exhibit  3.5 to the 1994 Emmis
           Registration Statement on Form S-1, File No. 33-73218, the "1994 Registration Statement".

4.1        Indenture dated February 12, 1999 among Emmis Communications  Corporation,  certain subsidiary guarantors and IBJ Whitehall
           Bank and Trust  Company,  as trustee,  including  as an exhibit  thereto the form of note,  incorporated  by reference to
           Exhibit  4.1 to Emmis'  Registration  Statement  on Form S-4,  File No.  333-74377,  as amended  (the "1999  Registration
           Statement").

4.2        Indenture  dated March 27, 2001 among Emmis  Communications  Corporation and The Bank of Nova Scotia Trust Company of New
           York, as trustee,  including as an exhibit  thereto the form of note,  incorporated by reference to Exhibit 4.1 to Emmis'
           Registration Statement on Form S-4, File No. 333-621604, as amended (the "2001 Registration Statement").

10.1       Emmis  Communications  Corporation  Profit  Sharing  Plan,  incorporated  by  reference  from  Exhibit  10.4 to the  1994
           Registration Statement.++

10.2       Emmis  Communications  Corporation  1994 Equity  Incentive Plan,  incorporated by reference from Exhibit 10.5 to the 1994
           Registration Statement.++

10.3       The Emmis  Communications  Corporation  1995  Non-Employee  Director  Stock Option Plan,  incorporated  by reference from
           Exhibit 10.15 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K").++

10.4       The Emmis  Communications  Corporation  1995 Equity  Incentive Plan  incorporated  by reference from Exhibit 10.16 to the
           1995 10-K.++

10.5       Emmis  Communications  Corporation  1997 Equity  Incentive  Plan,  incorporated  by reference from Exhibit 10.5 to Emmis'
           Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 10-K").++

10.6       Emmis  Communications  Corporation  1999 Equity  Incentive  Plan,  incorporated  by reference  from the  Company's  proxy statement dated May 26, 1999.++

10.7       Emmis  Communications  Corporation  2001 Equity  Incentive  Plan,  incorporated  by reference  from the  Company's  proxy statement dated May 25, 2001.++

10.8       Employment  Agreement  dated as of March 1, 1994, by and between Emmis  Broadcasting  Corporation and Jeffrey H. Smulyan,
           incorporated  by reference  from Exhibit 10.13 to Emmis'  Annual  Report on Form 10-K for the fiscal year ended  February
           28, 1994 and  amendment to Employment  Agreement,  effective  March 1, 1999,  between the Company and Jeffrey H. Smulyan, incorporated  by reference from Exhibit 10.2 to Emmis'  Quarterly  Report on Form 10-Q for the quarter ended November 30,
           1999.++

10.9       Employment  Agreement  dated as of March 1, 1999, by and between Emmis  Communications  Corporation and Walter Z. Berger,
           incorporated  by reference  from Exhibit 10.9 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28,
           1999.++

10.10      Fourth  Amended  and  Restated  Revolving  Credit and Term Loan  Agreement,  and First  Amendment  to Fourth  Amended and
           Restated Revolving Credit and Term Loan Agreement,  incorporated by reference from Exhibits 10.1 and 10.2,  respectively, to Emmis' Form 8-K filed on April 12, 2001.

10.11      Second Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement.

10.12      Third Amendment to Fourth Amended and Restated  Revolving Credit and Term Loan Agreement,  incorporated by reference from
           Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

10.13      Asset Purchase  Agreement,  dated as of February 12, 2002, by and among  Entercom  Communications  Corporation  and Emmis
           Communications Corporation. *

10.14      Asset Purchase Agreement,  dated as of February 12, 2002, by and among Entravision  Communications  Corporation and Emmis
           Communications Corporation. *

10.15      Purchase  and  Sale  Agreement,  dated  as of May 7,  2000,  by and  among  Lee  Enterprises,  Incorporated,  New  Mexico
           Broadcasting  Co. and Emmis  Communications  Corporation,  incorporated  by reference from Exhibit 2.1 to Emmis' Form 8-K filed on October 16, 2000.

10.16      Option  Agreement,  dated as of June 5,  2000,  by and among  Hearst-Argyle  Properties,  Inc.  and Emmis  Communications
           Corporation. *

10.17      Asset Purchase  Agreement,  dated as of June 21, 2000, by and among Sinclair Radio of St. Louis, Inc.,  Sinclair Radio of
           St. Louis Licensee, LLC and Emmis Communications  Corporation,  incorporated by reference from Exhibit 2.2 to Emmis' Form
           8-K filed on October 16, 2000.

10.18      Asset  Exchange  Agreement,  dated as of  October 6, 2000,  between  Emmis  Communications  Corporation,  Emmis  106.5 FM
           Broadcasting  Corporation of St. Louis and Emmis 106.5 FM License Corporation of St. Louis, and Bonneville  International
           Corporation  and  Bonneville  Holding  Company,  incorporated  by reference  from Exhibit 2.3 to Emmis' Form 8-K filed on
           October 16, 2000.

10.19      Asset Purchase Agreement, dated as of June 19, 2000, by and among Emmis Communications  Corporation,  AMFM Houston, Inc.,
           AMFM Ohio,  Inc. and AMFM Radio  Licenses,  LLC,  incorporated by reference from Exhibit 10.2 to Emmis' Form 8-K filed on
           October 16, 2000.

10.20      Asset Purchase Agreement by and among Emmis Communications  Corporation,  Country Sampler, Inc. and Mark A. Nickel, dated as of February 23, 1999, together with associated  Consulting  Agreement and Letter Agreement,  incorporated by reference from Exhibit 10.16 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

21         Subsidiaries of Emmis.*

23         Consent of Accountants.*

24         Powers of Attorney.*

99.1       Letter of Acknowledgement with respect to Arthur Andersen's Audit.*

------------------------
*   Filed with this report.
++  Management contract or compensatory plan or arrangement.

Signatures.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                EMMIS COMMUNICATIONS CORPORATION

Date:             May 10, 2002                                               By:  /s/ Jeffrey H. Smulyan
                                                                                     -----------------------
                                                                                       Jeffrey H. Smulyan
                                                                                       Chairman of the Board

    Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

                                                SIGNATURE                                         TITLE

Date:         May 10, 2002          /s/ Jeffrey H. Smulyan               President, Chairman of the Board and
                                    ----------------------
                                    Jeffrey H. Smulyan                   Director (Principal Executive Officer)

Date:         May 10, 2002          /s/ Walter Z. Berger                 Executive Vice President, Treasurer,
                                    --------------------
                                    Walter Z. Berger                     Chief Financial Officer and Director
                                                                         (Principal Accounting Officer)

Date:         May 10, 2002          Susan B. Bayh*                       Director
                                    -------------
                                    Susan B. Bayh

Date:         May 9, 2002           Gary L. Kaseff*                      Executive Vice President, General
                                    --------------
                                    Gary L. Kaseff                       Counsel and Director

Date:         May 10, 2002          Richard A. Leventhal*                Director
                                    --------------------
                                    Richard A. Leventhal

Date:         May 8, 2002           Greg A. Nathanson*                   Director
                                    -----------------
                                    Greg A. Nathanson

Date:         May 13, 2002          Frank V. Sica*                       Director
                                    -------------
                                    Frank V. Sica

Date:         May 9, 2002           Lawrence B. Sorrel*                  Director
                                    ------------------
                                    Lawrence B. Sorrel

*By:              /s/  J. Scott Enright
                  ---------------------
                  J. Scott Enright
                  Attorney-in-Fact