Form 10-Q
period 2002-11-30
EMMIS OPERATING CO; EMMIS COMMUNICATIONS CORP
filed 2003-01-14
CIK 1141732, 783005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

    EMMIS COMMUNICATIONS CORPORATION            EMMIS OPERATING COMPANY
  (Exact name of registrant as              (Exact name of registrant as
    specified in its charter)                  specified in its charter)

                INDIANA                                 INDIANA
(State of incorporation or organization)(State of incorporation or organization)

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
                 SUITE 700                               SUITE 700
      INDIANAPOLIS, INDIANA 46204             INDIANAPOLIS, INDIANA 46204
(Address of principal executive offices)(Address of principal executive offices)

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

Yes  X     No
   ----      ----

     The  number  of  shares   outstanding  of  each  of  Emmis   Communications
Corporation's classes of common stock, as of January 3, 2003, was:

     48,536,277         Shares of Class A Common Stock, $.01 Par Value
     5,002,460          Shares of Class B Common Stock,  $.01 Par Value
             0          Shares of Class C Common Stock, $.01 Par Value


         Emmis Operating Company has 1,000 shares of common stock outstanding as of January 1, 2003 and all of these shares are owned by Emmis Communications Corporation.

                                      INDEX
                                                                            Page
                                                                            ----


INDEPENDENT ACCOUNTANTS' REVIEW REPORT.......................................4

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements..............................................5

    Emmis Communications Corporation and Subsidiaries:

      Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2001 and 2002...........................5

      Condensed Consolidated Balance Sheets
           as of February 28, 2002 and November 30, 2002.....................6

      Condensed Consolidated Statements of Cash Flows for the
           nine months ended November 30, 2001 and 2002......................9

    Emmis Operating Company and Subsidiaries:

      Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2001 and 2002.........................11

      Condensed Consolidated Balance Sheets
            as of February 28, 2002 and November 30, 2002...................12

      Condensed Consolidated Statements of Cash Flows for the
            nine months ended November 30, 2001 and 2002....................14

    Notes to Condensed Consolidated Financial Statements....................16

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................37

  Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk..............................................50

  Item 4.  Controls and Procedures..........................................50

PART II  - OTHER INFORMATION

  Item 1.  Legal Proceedings................................................51

  Item 6.  Exhibits and Reports on Form 8-K.................................51

  Signatures   .............................................................52

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of November 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2002, and the condensed consolidated statements of cash flows for the nine-month period ended November 30, 2002. We have also reviewed the accompanying condensed consolidated balance sheet of Emmis Operating Company (an Indiana corporation and wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of November 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2002, and the condensed consolidated statements of cash flows for the nine-month period ended November 30, 2002. These financial statements are the responsibility of the Companies' management. The condensed consolidated balance sheet, statement of operations, and statement of cash flows of both Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of November 30, 2001, and for the three-month and nine-month periods then ended, were reviewed by other accountants who have ceased operations. Those accountants' report (dated January 8, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements as of November 30, 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
January 3, 2003

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended      Nine Months Ended
                                                                 November 30,            November 30,
                                                               2001       2002         2001       2002
                                                               ----       ----         ----       ----

GROSS REVENUES                                               $ 158,346   $179,064   $ 482,404   $501,270
LESS:  AGENCY COMMISSIONS                                       20,057     23,520      61,215     65,698
                                                             ---------   --------   ---------   --------
NET REVENUES                                                   138,289    155,544     421,189    435,572
OPERATING EXPENSES:
    Station operating expenses, excluding noncash compensation  88,617     87,781     266,102    260,076
    Time brokerage fees                                              -          -         479          -
    Corporate expenses, excluding noncash compensation           5,354      5,571      14,879     15,750
    Noncash compensation                                         1,559      6,470       5,890     17,600
    Depreciation and amortization                               25,935     10,738      75,157     32,090
    Restructuring fees and other                                     -          -         768          -
                                                                ------     ------      ------     ------
        Total operating expenses                               121,465    110,560     363,275    325,516
                                                               -------    -------     -------    -------
OPERATING INCOME                                                16,824     44,984      57,914    110,056
                                                                ------     ------      ------    -------
OTHER INCOME (EXPENSE):
    Interest expense                                           (32,055)   (24,468)    (99,204)   (80,611)
    Loss from unconsolidated affiliates                         (1,366)      (128)     (3,462)    (4,208)
    Gain on sale of assets                                           -        (33)          -      8,900
    Other income (expense), net                                     (6)      (385)      1,730        872
                                                               -------    -------     -------    -------
        Total other income (expense)                           (33,427)   (25,014)   (100,936)   (75,047)
                                                               -------    -------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
    LOSS AND ACCOUNTING CHANGE                                 (16,603)    19,970     (43,022)    35,009

PROVISION (BENEFIT) FOR INCOME TAXES                            (4,905)     9,156     (11,777)    15,808
                                                                ------      -----     -------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
    ACCOUNTING CHANGE                                          (11,698)    10,814     (31,245)    19,201
EXTRAORDINARY LOSS, NET OF TAXES                                     -          -      (1,084)   (11,117)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAXES OF $102,600                                         -          -           -   (167,400)
                                                               -------     ------     -------     ------
NET INCOME (LOSS)                                              (11,698)    10,814     (32,329)  (159,316)
PREFERRED STOCK DIVIDENDS                                        2,246      2,246       6,738      6,738
                                                                 -----      -----       -----      -----
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $ (13,944)   $ 8,568   $ (39,067) $ (166,054)
                                                             =========    =======   =========  ==========

       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended       Nine Months Ended
                                                           November 30,            November 30,
                                                         2001        2002        2001        2002
                                                         ----        ----        ----        ----

Basic net income (loss) available to common shareholders:
   Before accounting change and extraordinary loss     $ (0.29)     $ 0.16     $ (0.81)     $ 0.24
   Extraordinary loss, net of tax                            -           -       (0.02)      (0.21)
   Cumulative effect of accounting change, net of tax        -           -           -       (3.16)
                                                       -------      ------     -------      ------

    Net income (loss) available to common shareholders $ (0.29)     $ 0.16     $ (0.83)    $ (3.13)
                                                       =======      ======     =======     =======

Basic weighted average common shares outstanding        47,415      53,358      47,322      53,019

Diluted net income (loss) available to common shareholders:
   Before accounting change and extraordinary loss     $ (0.29)     $ 0.16     $ (0.81)     $ 0.23
   Extraordinary loss, net of tax                            -           -       (0.02)      (0.21)
   Cumulative effect of accounting change, net of tax        -           -           -       (3.14)
                                                       -------      ------     -------      ------
    Net income (loss) available to common shareholders $ (0.29)     $ 0.16     $ (0.83)    $ (3.12)
                                                       =======      ======     =======     =======

Diluted weighted average common shares outstanding      47,415      53,507      47,322      53,280

       See independent accountants' review report and accompanying notes.

         In the three months ended November 30, 2001 and 2002, $1.6 million and $4.8 million respectively, of our noncash compensation was attributable to our stations, while $0 million and $1.7 million was attributable to corporate. In the nine months ended November 30, 2001 and 2002, $5.0 million and $14.3 million respectively, of our noncash compensation was attributable to our stations, while $0.9 million and $3.3 million was attributable to corporate.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                February 28,      November 30,
                                                    2002              2002
                                                    ----              ----
                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $ 6,362           $ 8,255
     Accounts receivable, net                          95,240           114,111
     Prepaid expenses                                  14,847            17,798
     Income tax refund receivable                           -            11,095
     Other                                             23,657            26,467
     Assets held for sale                             123,416                 -
                                                      -------           -------
              Total current assets                    263,522           177,726

PROPERTY AND EQUIPMENT, NET                           231,139           225,370
INTANGIBLE ASSETS (Note 3):
     Indefinite lived intangibles                   1,743,235         1,509,019
     Goodwill                                         175,132           138,986
     Other intangibles, net                            34,964            26,222
                                                       ------            ------
              Total intangible assets               1,953,331         1,674,227
OTHER ASSETS, NET                                      62,077            57,454
                                                       ------            ------

                        Total assets              $ 2,510,069       $ 2,134,777
                                                  ===========       ===========

       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       February 28,     November 30,
                                                                           2002             2002
                                                                           ----             ----
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                      $ 38,995         $ 39,620
  Current maturities of long-term debt                                     7,933           14,602
  Current portion of TV program rights payable                            27,507           30,085
  Accrued salaries and commissions                                         7,852            8,879
  Accrued interest                                                        14,068            6,619
  Deferred revenue                                                        16,392           15,990
  Other                                                                    7,531            8,564
  Credit facility debt to be repaid with assets held for sale            135,000                -
  Liabilities associated with assets held for sale                            63                -
                                                                           -----            -----
  Total current liabilities                                              255,341          124,359

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              1,343,507        1,218,963

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                            6,949            2,806

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                         40,551           35,945

OTHER NONCURRENT LIABILITIES                                              26,966           20,236

DEFERRED INCOME TAXES                                                    101,198           23,514
                                                                         -------           ------

       Total liabilities                                               1,774,512        1,425,823
                                                                       ---------        ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A cumulative convertible preferred stock, $0.01 par value;
  $50.00 liquidation value; authorized 10,000,000 shares; issued and
  outstanding 2,875,000 shares at February 28, 2002 and November 30, 2002     29               29

  Class A common stock, $.01 par value;  authorized 170,000,000 shares;
  issued and outstanding 42,761,299 shares at February 28, 2002
  and 48,438,046 shares at November 30, 2002                                 428              484

  Class B common stock, $.01 par value; authorized 30,000,000 shares;
  issued and outstanding 5,250,127 shares at February 28, 2002
  and 5,002,460 shares at November 30, 2002                                   53               50

  Additional paid-in capital                                             843,254          989,359
  Accumulated deficit                                                    (95,822)        (261,875)
  Accumulated other comprehensive loss                                   (12,385)         (19,093)
                                                                         -------          -------
        Total shareholders' equity                                       735,557          708,954
                                                                         -------          -------
                 Total liabilities and shareholders' equity          $ 2,510,069      $ 2,134,777
                                                                     ===========      ===========

       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Nine Months Ended
                                                             November 30,
                                                          2001           2002
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (32,329)    $ (159,316)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Cumulative effect of accounting change                     -        167,400
    Extraordinary loss                                     1,084         11,117
    Depreciation and amortization                         94,065         50,020
    Accretion of interest on senior discount notes,                           -
      including amortization of related debt costs        18,081         19,789
    Provision for bad debts                                2,782          3,189
    Provision (benefit) for deferred income taxes        (11,777)        15,808
    Noncash compensation                                   5,890         17,600
    Gain on sale of assets                                     -         (8,900)
    Other                                                    726         (7,098)
  Changes in assets and liabilities
    Accounts receivable                                  (18,272)       (22,060)
    Prepaid expenses and other current assets              4,185         (6,400)
    Other assets                                         (11,700)         6,281
    Accounts payable and accrued liabilities              (7,168)        (7,542)
    Deferred revenue                                      (1,805)          (402)
    Other liabilities                                     (2,655)       (22,981)
                                                          ------        -------

    Net cash provided by operating activities             41,107         56,505
                                                          ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (25,786)       (21,035)
  Cash paid for acquisitions                            (140,746)             -
  Proceeds from sale of assets, net                            -        135,500
  Other                                                   (5,831)        (1,087)
                                                          ------         ------

    Net cash provided by (used in) investing activities (172,363)       113,378
                                                        --------        -------

       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Nine Months Ended
                                                               November 30,
                                                           2001           2002
                                                           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                            (113,000)      (291,525)
  Proceeds from long-term debt                             5,000         13,000
  Proceeds from senior discount notes offering           202,612              -
  Proceeds from issuance of the Company's Class A common
    stock, net of transaction costs                            -        120,239
  Proceeds from exercise of stock options                  2,194          6,466
  Preferred stock dividends paid                          (6,738)        (6,738)
  Premium paid to redeem senior discount notes                 -         (6,678)
  Debt related costs                                     (16,616)        (2,754)
                                                         -------         ------

   Net cash provided by (used in) financing activities    73,452       (167,990)
                                                          ------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (57,804)         1,893

CASH AND CASH EQUIVALENTS:
 Beginning of period                                     59,899           6,362
                                                         ------           -----

 End of period                                          $ 2,095         $ 8,255
                                                        =======         =======

SUPPLEMENTAL DISCLOSURES:
 Cash paid for
   Interest                                            $ 84,318        $ 55,371
   Income taxes                                           1,249             630

ACQUISITION OF KKLT-FM, KTAR-AM
 and KMVP-AM:
   Fair value of assets acquired                      $ 160,746
   Cash paid, net of deposit                            140,746
   Deposit paid in June 2000                             20,000
                                                         ------
   Liabilities recorded                                     $ -
                                                      =========

       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)

                                               Three Months Ended         Nine Months Ended
                                                  November 30,               November 30,
                                                2001         2002          2001        2002
                                                ----         ----          ----        ----
GROSS REVENUES                              $ 158,346     $179,064      $482,404     $501,270
LESS:  AGENCY COMMISSIONS                      20,057       23,520        61,215       65,698
                                               ------       ------        ------       ------
NET REVENUES                                  138,289      155,544       421,189      435,572
OPERATING EXPENSES:
     Station operating expenses,
         excluding noncash compensation        88,617       87,781       266,102      260,076
     Time brokerage fees                            -            -           479            -
     Corporate expenses,
         excluding noncash compensation         5,354        5,571        14,879       15,750
     Noncash compensation                       1,559        6,470         5,890       17,600
     Depreciation and amortization             25,935       10,738        75,157       32,090
     Restructuring fees and other                   -            -           768            -
                                              -------      -------       -------      -------
         Total operating expenses             121,465      110,560       363,275      325,516
                                              -------      -------       -------      -------
OPERATING INCOME                               16,824       44,984        57,914      110,056
                                               ------       ------        ------      -------
OTHER INCOME (EXPENSE):
     Interest expense                         (25,245)     (18,589)      (81,127)     (60,847)
     Loss from unconsolidated affiliates       (1,366)        (128)       (3,462)      (4,208)
     Gain on sale of assets                         -          (33)            -        8,900
     Other income (expense), net                  (17)        (387)          744          872
                                              -------      -------       -------      -------
         Total other income (expense)         (26,628)     (19,137)      (83,845)     (55,283)
                                              -------      -------       -------      -------
INCOME (LOSS) BEFORE INCOME TAXES,
     EXTRAORDINARY LOSS AND ACCOUNTING
     CHANGE                                    (9,804)      25,847       (25,931)      54,773

PROVISION (BENEFIT) FOR INCOME TAXES           (2,536)      11,075        (5,722)      22,235
                                               ------       ------        ------       ------

INCOME (LOSS) BEFORE EXTRAORDINARY
     LOSS AND ACCOUNTING CHANGE                (7,268)      14,772       (20,209)      32,538

EXTRAORDINARY LOSS, NET OF TAXES                    -            -        (1,084)      (2,889)

CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE, NET OF TAXES OF $102,600               -            -             -     (167,400)
                                             --------     --------     ---------   ----------

NET INCOME (LOSS)                            $ (7,268)    $ 14,772     $ (21,293)  $ (137,751)
                                             ========     ========     =========   ==========

       See independent accountants' review report and accompanying notes.

         In the three months ended November 30, 2001 and 2002, $1.6 million and $4.8 million respectively, of our noncash compensation was attributable to our stations, while $0 million and $1.7 million was attributable to corporate. In the nine months ended November 30, 2001 and 2002, $5.0 million and $14.3 million respectively, of our noncash compensation was attributable to our stations, while $0.9 million and $3.3 million was attributable to corporate.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                February 28,        November 30,
                                                   2002                2002
                                                   ----                ----

                                 ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $ 6,362             $ 8,255
     Accounts receivable, net                      95,240             114,111
     Prepaid expenses                              14,847              17,798
     Income tax refund receivable                       -              11,095
     Other                                         23,657              26,467
     Assets held for sale                         123,416                   -
                                                  -------             -------
              Total current assets                263,522             177,726

PROPERTY AND EQUIPMENT, NET                       231,139             225,370
INTANGIBLE ASSETS (NOTE 3):
     Indefinite lived intangibles               1,743,235           1,509,019
     Goodwill                                     175,132             138,986
     Other intangibles, net                        34,964              26,222
                                                   ------              ------
              Total intangible assets           1,953,331           1,674,227
OTHER ASSETS, NET                                  51,147              49,693
                                                   ------              ------
                    Total assets              $ 2,499,139         $ 2,127,016
                                              ===========         ===========

       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                                       February 28,  November 30,
                                                                           2002          2002
                                                                           ----          ----

                  LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                   $ 38,995      $ 39,620
     Current maturities of long-term debt                                  7,933        14,602
     Current portion of TV program rights payable                         27,507        30,085
     Accrued salaries and commissions                                      7,852         8,879
     Accrued interest                                                     14,068         6,619
     Deferred revenue                                                     16,392        15,990
     Other                                                                 6,408         7,441
     Credit facility debt to be repaid with assets held for sale         135,000             -
     Liabilities associated with assets held for sale                         63             -
                                                                         -------       -------
         Total current liabilities                                       254,218       123,236

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              1,117,000     1,026,898

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                            6,949         2,806

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                         40,551        35,945

OTHER NONCURRENT LIABILITIES                                              26,966        20,236

DEFERRED INCOME TAXES                                                    108,988        38,565
                                                                         -------        ------

             Total liabilities                                         1,554,672     1,247,686
                                                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:

     Common stock, no par value; authorized , issued and outstanding
         1,000 shares at February 28, 2002 and November 30, 2002       1,027,221     1,027,221
     Additional paid-in capital                                            8,108        94,168
     Accumulated deficit                                                 (78,477)     (222,966)
     Accumulated other comprehensive loss                                (12,385)      (19,093)
                                                                         -------       -------
              Total shareholder's equity                                 944,467       879,330
                                                                         -------       -------
                    Total liabilities and shareholder's equity       $ 2,499,139   $ 2,127,016
                                                                     ===========   ===========

       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                                November 30,
                                                             2001        2002
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (21,293)  $ (137,751)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Cumulative effect of accounting change                       -      167,400
    Extraordinary loss                                       1,084        2,889
    Depreciation and amortization                           93,263       50,020
    Provision for bad debts                                  2,782        3,189
    Provision (benefit) for deferred income taxes           (5,722)      22,235
    Noncash compensation                                     5,890       17,600
    Gain on sale of assets                                       -       (8,900)
    Other                                                      726       (8,122)
  Changes in assets and liabilities
    Accounts receivable                                    (18,272)     (22,060)
    Prepaid expenses and other current assets                4,185       (6,400)
    Other assets                                           (10,894)       6,304
    Accounts payable and accrued liabilities                (7,168)      (7,542)
    Deferred revenue                                        (1,805)        (402)
    Other liabilities                                       (2,655)     (22,981)
                                                            ------      -------

    Net cash provided by operating activities               40,121       55,479
                                                            ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (25,786)     (21,035)
  Cash paid for acquisitions                              (140,746)           -
  Proceeds from sale of assets, net                              -      135,500
  Other                                                     (5,831)      (1,087)
                                                            ------       ------

    Net cash provided by (used in) investing activities   (172,363)     113,378
                                                          --------      -------
       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                               November 30,
                                                             2001        2002
                                                             ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                             (113,000)    (238,102)
   Proceeds from long-term debt                              5,000       13,000
   Distributions to parent                                  (6,738)      (6,738)
   Contributions from parent                               193,760       67,630
   Debt related costs                                       (4,584)      (2,754)
                                                            ------       ------

    Net cash provided by (used in) financing activities     74,438     (166,964)
                                                            ------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (57,804)       1,893

CASH AND CASH EQUIVALENTS:
   Beginning of period                                      59,899        6,362
                                                            ------        -----

   End of period                                           $ 2,095      $ 8,255
                                                           =======      =======

SUPPLEMENTAL DISCLOSURES:
   Cash paid for -
    Interest                                              $ 84,318     $ 55,371
    Income taxes                                             1,249          630

ACQUISITION OF KKLT-FM, KTAR-AM
   and KMVP-AM:
    Fair value of assets acquired                        $ 160,746
    Cash paid, net of deposit                              140,746
    Deposit paid in June 2000                               20,000
                                                            ------
    Liabilities recorded                                       $ -
                                                            ======

       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

                                   (Unaudited)


Note 1.  General
         -------

             Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation ("ECC") and its subsidiaries (collectively, "our," "us," "Emmis" or the "Company") and by Emmis Operating Company and its subsidiaries (collectively "EOC"). Unless otherwise noted, all disclosures contained in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q apply to Emmis and EOC. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 2002. The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

         In the opinion of Emmis and EOC, respectively, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis and EOC at November 30, 2002 and the results of their operations for the three and nine months ended November 30, 2001 and 2002 and their cash flows for the nine months ended November 30, 2001 and 2002.


Note 2.  Accounting Policies
         -------------------

Basic and Diluted Net Income Per Common Share

         EMMIS
         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2001 and 2002 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three and nine months ended November 30, 2001 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 3.8 million and 4.1 million shares for the three and nine months ended November 30, 2001, respectively. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three and nine months ended November 30, 2002 as the effect of their conversion to common stock of 3.7 million shares would be antidilutive.

         EOC
         Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

Reclassifications

         Certain reclassifications have been made to the November 30, 2001 and February 28, 2002 financial statements to be consistent with the November 30, 2002 presentation. The reclassifications have no impact on net income or retained earnings previously reported.

Advertising Costs

         The Company defers major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $2.2 million of these costs as of November 30, 2002 and a nominal amount as of November 30, 2001.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 3 for a discussion of Statement No. 142.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. Adoption of this Statement by the Company will be effective on March 1, 2003. The Company does not believe that the adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement No. 145 also rescinds FASB Statement No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this Statement by the Company will be effective on March 1, 2003. Upon adoption of this statement, the Company believes future write-offs of deferred debt fees resulting from extinguishments of debt will be recorded as interest expense and not as an extraordinary charge.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. Statement No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of this statement by the Company will be effective March 1, 2003. The Company does not anticipate that the adoption of Statement No. 148 will have a material impact on its consolidated financial position, results of operations or cash flows.


Note 3.  Intangible Assets and Goodwill
         ------------------------------

         Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the Company to cease amortizing goodwill and certain intangibles. Instead, these assets will be reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On February 28, 2002, prior to the adoption of SFAS No. 142, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of $175.1 million and $1,743.2 million, respectively. FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. The Company had previously amortized these assets over the maximum period allowed of 40 years. Adoption of this accounting standard eliminated the Company's amortization expense for goodwill and FCC licenses. For comparison purposes, for the three and nine months ended November 30, 2001, the Company recorded amortization expense for goodwill and FCC licenses of $15.3 million and $45.5 million, respectively.

         The following unaudited pro forma summary presents the Company's estimate of the effect of the adoption of Statement No. 142 as of the beginning of the periods presented. Reported income (loss) before extraordinary loss and accounting change and reported net loss available to common shareholder are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses as these assets are not amortized under this new accounting standard.

         EMMIS

(Dollars in thousands, except per share data)                        Three months ended        Nine months ended
                                                                        November 30,              November 30,
                                                                     2001        2002          2001         2002
                                                                     ----        ----          ----         ----
Reported income (loss) before extraordinary loss
     and accounting change                                       $ (11,698)   $ 10,814     $ (31,245)    $ 19,201
Add back:  amortization of goodwill, net of tax
     provision of $898 and $2,193 for the three and nine
     months ended November 30, 2001                                  1,174           -         3,579            -
Add back:  amortization of FCC licenses,
     net of tax provision of $5,873 and $15,087 for the three
     and nine months ended November 30, 2001                         7,505           -        24,616            -
                                                                 ---------    --------     ---------     --------
Adjusted income (loss) before extraordinary loss
     and accounting change                                        $ (3,019)   $ 10,814      $ (3,050)    $ 19,201
                                                                  ========    ========      ========     ========

Reported net income (loss) available to common shareholders      $ (13,944)    $ 8,568     $ (39,067)  $ (166,054)
Add back:  amortization of goodwill, net of tax
     provision of $898 and $2,193 for the three and nine
     months ended November 30, 2001                                  1,174           -         3,579            -
Add back:  amortization of FCC licenses,
     net of tax provision of $5,873 and $15,087 for the three
     and nine months ended November 30, 2001                         7,505           -        24,616            -
                                                                  --------     -------     ---------   ----------
Adjusted net income (loss) available to common shareholders       $ (5,265)    $ 8,568     $ (10,872)  $ (166,054)
                                                                  ========     =======     =========   ==========


Basic net loss available to common shareholders:
     Reported net income (loss) available to common shareholders   $ (0.29)     $ 0.16       $ (0.83)     $ (3.13)
     Amortization of goodwill, net of taxes                           0.02           -          0.08            -
     Amortization of FCC licenses, net of taxes                       0.16           -          0.52            -
                                                                   -------      ------       -------      -------
     Adjusted net income (loss) available to common shareholders   $ (0.11)     $ 0.16       $ (0.23)     $ (3.13)
                                                                   =======      ======       =======      =======

Diluted net loss available to common shareholders:
     Reported net income (loss) available to common shareholders   $ (0.29)     $ 0.16       $ (0.83)     $ (3.12)
     Amortization of goodwill, net of taxes                           0.02           -          0.08            -
     Amortization of FCC licenses, net of taxes                       0.16           -          0.52            -
     Adjusted net income (loss) available to common shareholders   $ (0.11)     $ 0.16       $ (0.23)     $ (3.12)
                                                                   =======      ======       =======      =======

     Basic Shares                                                   47,415      53,358        47,322       53,019
     Diluted Shares                                                 47,415      53,507        47,322       53,280


         EOC

(Dollars in thousands)                                           Three months ended         Nine months ended
                                                                     November 30,              November 30,
                                                                  2001        2002          2001         2002
                                                                  ----        ----          ----         ----
Reported income (loss) before extraordinary
     loss and accounting change                                $ (7,268)    $ 14,772    $ (20,209)    $ 32,538
Add back:  amortization of goodwill, net of tax
     provision of $898 and $2,193 for the three and
     nine months ended November 30, 2001                          1,174            -        3,579            -
Add back:  amortization of FCC licenses, net of
     tax provision of $5,873 and $15,087 for the three and
     nine months ended November 30, 2001                          7,505            -       24,616            -
                                                               --------     --------    ---------     --------
Adjusted income before extraordinary
     loss and accounting change                                 $ 1,411     $ 14,772      $ 7,986     $ 32,538
                                                                =======     ========      =======     ========

Reported net income (loss)                                     $ (7,268)    $ 14,772    $ (21,293)  $ (137,751)
Add back:  amortization of goodwill, net of tax
     provision of $898 and $2,193 for the three and
     nine months ended November 30, 2001                          1,174            -        3,579            -
Add back:  amortization of FCC licenses, net of
     tax provision of $5,873 and $15,087 for the three and
     nine months ended November 30, 2001                          7,505            -       24,616            -
                                                                -------     --------      -------   ----------
Adjusted net income (loss)                                      $ 1,411     $ 14,772      $ 6,902   $ (137,751)
                                                                =======     ========      =======   ==========

Because EOC is a wholly-owned subsidiary of Emmis, per share data is excluded.


         Indefinite-lived Intangibles

         Under the guidance in Statement No. 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but will be tested for impairment at least annually. As of November 30, 2002 and February 28, 2002 (prior to the adoption of SFAS No. 142), the carrying amounts of the Company's FCC licenses were $1,509.0 million and $1,743.2 million, respectively.

         In accordance with Statement No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the three months ended May 31, 2002. Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined by management, using an enterprise valuation approach. Enterprise value was determined by applying an estimated market multiple to the broadcast cash flow generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units' competitive position in their respective markets. Appropriate allocation was made to the tangible assets with the residual amount representing the estimated fair value of our indefinite lived intangible assets and goodwill. To the extent the carrying amount of the indefinite-lived intangible exceeded its fair value, the difference was recorded in the statement of operations, as described above. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company's media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses. The required impairment tests may result in future periodic write-downs.

         Goodwill

         Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the quarter ended May 31, 2002. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company's approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company's reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of November 30, 2002 and February 28, 2002 (prior to the adoption of SFAS No. 142), the carrying amount of the Company's goodwill was $139.0 million and $175.1 million, respectively. The required impairment tests may result in future periodic write-downs.

         Definite-lived intangibles

         The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement No. 142. These assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company's future cash flows. In accordance with the transitional requirements of Statement No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2002 and November 30, 2002 (dollars in thousands):

                                                    February 28, 2002
                                                    -----------------
                                       Gross                               Net
                                      Carrying       Accumulated        Carrying
                                       Amount       Amortization         Amount
                                       ------       ------------         ------
Foreign Broadcasting Licenses        $ 22,542          $ 8,694         $ 13,848
Subscription Lists                     12,189           11,077            1,112
Lease Rights                           11,502              407           11,095
Customer Lists                          7,371            1,734            5,637
Non-Compete Agreements                  5,738            5,561              177
Other                                   4,335            1,240            3,095
                                        -----            -----            -----
  TOTAL                              $ 63,677         $ 28,713         $ 34,964
                                     ========         ========         ========



                                                   November 30, 2002
                                                   -----------------
                                       Gross                               Net
                                      Carrying       Accumulated        Carrying
                                       Amount       Amortization         Amount
                                       ------       ------------         ------
Foreign Broadcasting Licenses        $ 18,731         $ 10,229          $ 8,502
Subscription Lists                     12,189           11,968              221
Lease Rights                           11,502              623           10,879
Customer Lists                          7,371            3,686            3,685
Non-Compete Agreements                  5,738            5,590              148
Other                                   4,211            1,424            2,787
                                        -----            -----            -----
  TOTAL                              $ 59,742         $ 33,520         $ 26,222
                                     ========         ========         ========


         Total amortization expense from definite-lived intangibles for the three and nine months ended November 30, 2002 was $1.8 million and $5.3 million, respectively, and for the year ended February 28, 2002 was $7.6 million. Foreign currency exchange rate differences reduced the carrying value of the foreign broadcasting licenses and related accumulated amortization as of November 30, 2002 by $3.8 million and $0.4 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of February 28, 2002 (dollars in thousands):

FISCAL YEAR ENDED FEBRUARY,
2003                         $ 4,454
2004                           3,434
2005                           1,862
2006                             903
2007                             873


Note 4.  Significant Events
         ------------------

Equity Issuance

         In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding obligations under our credit facility. The remainder was invested, and in July 2002 distributed to ECC and used to redeem approximately 22.6% of ECC's outstanding 12 1/2% senior discount notes (see below).

         In addition, during the three months ended May 31, 2002, 300,000 shares of Class B common stock were converted to Class A shares.

Dispositions

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corp. for $88.0 million. Proceeds from the sale were used to repay outstanding term loans under our credit facility. In connection with the sale, Emmis recorded a loss on sale of assets of $1.3 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Entercom paid Emmis approximately $0.5 million under the time brokerage agreement, which is included in net revenues in the accompanying condensed consolidated statements of operations. The assets of KALC-FM were reflected as held for sale in the accompanying condensed consolidated balance sheets as of February 28, 2002. The $87.7 million of credit facility debt repaid with the net proceeds of the sale was reflected as a current liability in the accompanying condensed consolidated balance sheets as of February 28, 2002.

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Proceeds were used to repay outstanding term loans under our credit facility. In connection with the sale, Emmis recorded a gain on sale of assets of $10.2 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. The assets of KXPK-FM were reflected as held for sale in the accompanying condensed consolidated balance sheets as of February 28, 2002. The $47.3 million of credit facility debt repaid with the net proceeds of the sale was reflected as a current liability in the accompanying condensed consolidated balance sheets as of February 28, 2002.

Credit Facility Amendment

         On June 21, 2002, EOC amended its credit facility to (1) issue a $500.0 million new Term B Loan which was used to repay amounts outstanding under the existing $552.1 million Term B loan, (2) reset financial covenants for the remaining term of the credit facility, and (3) permit EOC to make a one time cash distribution to ECC for the purpose of redeeming a portion of its 12 1/2% senior discount notes.

         The existing Term B Loan was repaid, in full, with the proceeds from the new Term B Loan and borrowings under the credit facility's revolving line of credit (Revolver). The new Term B Loan has the same terms as the existing Term B loan except that the applicable margin over the Eurodollar Rate Loan decreased from a maximum of 3.5% to a maximum of 2.5%. In connection with the repayment of the existing Term B Loan, the Company recorded a $0.5 million extraordinary charge, net of taxes of $0.3 million, relating to the write off of deferred debt fees.

         The amendment also decreased the total and senior leverage ratios (debt divided by pro forma EBITDA, as defined in the credit agreement) during the initial periods subsequent to the amendment and increased the total and senior leverage ratios in future periods. The interest coverage ratio requirement increased immediately following the effective date of the amendment but decreased in future periods, as compared to the previous requirements. The pro forma fixed charge coverage ratio requirement increased for the term of the credit facility. These changes to the financial covenants are applicable to the Revolver, Term A Loan and new Term B Loan.

Discount Notes Redemption

         On July 1, 2002, ECC redeemed approximately 22.6% of its $370.0 million, face value, 12 1/2% Senior Discount Notes due 2011. Approximately $60.1 million of the proceeds from the Company's April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. The redemption premium and approximately $1.6 million of deferred debt fees related to the discount notes, net of taxes of $0.8 million, were recorded as an extraordinary charge in our quarter ended August 31, 2002 in the accompanying condensed consolidated statements of operations.

Discontinuation of LMIV

         In the quarter ended August 31, 2002, the Company and other partners in the local media internet venture (LMIV) agreed to dissolve the joint venture. Consequently, in addition to recording our share of LMIV's losses for the quarter, the Company recorded a $2.1 million charge to write off our investment in LMIV. This charge is reflected in loss from unconsolidated affiliates in the accompanying condensed consolidated statements of operations. The Company will continue an internet presence independent of LMIV.

Acquisition of WBPG-TV

         On November 13, 2002, Emmis entered into a definitive agreement with Pegasus Broadcast Television, Inc. to purchase substantially all of the assets of WBPG-TV, the WB affiliate in the Mobile, AL - Pensacola, FL market for $11.5 million. The acquisition will be accounted for as a purchase and is subject to obtaining various regulatory and other approvals prior to closing. We currently operate the Fox affiliate in this market.

Lease Agreements

         During the quarter ended November 30, 2002, the Company commenced payments under a new operating lease for its studio facilities in Los Angeles and under a new operating lease for a Company airplane. Required future minimum lease payments under these new leases will total $6.9 million over the next five years, including $1.4 million in fiscal 2004.


Note 5.   Comprehensive Income (Loss)
          ---------------------------

         EMMIS
         Comprehensive income (loss) was comprised of the following for the three and nine month periods ended November 30, 2001 and 2002 (dollars in thousands):

                                                   Three Months            Nine Months
                                                Ended November 30,      Ended November 30,
                                                 2001       2002         2001        2002
                                                 ----       ----         ----        ----
Net income (loss)                            $ (11,698)  $ 10,814    $ (32,329)  $ (159,316)
Translation adjustment                            (235)       397         (223)      (8,122)
Change in fair value of derivative
 instruments, net of associated tax benefit     (4,293)     1,447       (6,216)       1,414
                                                ------      -----       ------        -----
Total comprehensive income (loss)            $ (16,226)  $ 12,658    $ (38,768)  $ (166,024)
                                             =========   ========    =========   ==========


The majority of the translation adjustment for the nine months ended November 30, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

         EOC
         Comprehensive income (loss) was comprised of the following for the three and nine month periods ended November 30, 2001 and 2002 (dollars in thousands):

                                                    Three Months                Nine Months
                                                 Ended November 30,          Ended November 30,
                                                  2001        2002           2001          2002
                                                  ----        ----           ----          ----
Net income (loss)                              $ (7,268)    $ 14,772     $ (21,293)   $ (137,751)
Translation adjustment                             (235)         397          (223)       (8,122)
Change in fair value of derivative
 instruments, net of associated tax benefit      (4,293)       1,447        (6,216)        1,414
                                                 ------        -----        ------         -----
Total comprehensive income (loss)             $ (11,796)    $ 16,616     $ (27,732)   $ (144,459)
                                              =========     ========     =========    ==========


The majority of the translation adjustment for the nine months ended November 30, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

Note 6.   Segment Information
          -------------------

         The  Company's  operations  are aligned into three  business  segments:
Radio, Television, and Publishing and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended November 30, 2001 and 2002 were $1.9 million and $2.0 million, respectively, and total revenues for the nine months ended November 30, 2001 and 2002 were $5.0 million and $6.4 million, respectively. The carrying value of long lived assets of this radio station as of November 30, 2001 and 2002 was $7.9 million and $5.7 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the three months ended November 30, 2001 and 2002 were $2.5 million and $0.7 million, respectively, and total revenues for the nine months ended November 30, 2001 and 2002 were $6.8 million and $1.6 million, respectively. The carrying value of long lived assets of these radio stations as of November 30, 2001 and 2002 was $17.9 million and $4.4 million, respectively.

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

         BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Thus, our calculation of these non-GAAP measures may not be comparable to such non-GAAP measures calculated by other companies. Emmis defines BCF and PCF as revenues net of agency commissions and station operating expenses, excluding noncash compensation. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions, newsstand sales and the sale of print advertising.

         The most significant station operating expenses, excluding noncash compensation are employee salaries and commissions, costs associated with programming, advertising and promotion, costs associated with producing a magazine, and station general and administrative costs.

         The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 2002 and in Note 2 to these condensed consolidated financial statements, are applied consistently across segments.

     Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                                       Publishing
November 30, 2002                              Radio        Television    and Other       Corporate     Consolidated
-----------------                              -----        ----------    ---------       ---------     ------------
                        (Unaudited, dollars in thousands)

Net revenues                                   65,710           69,910      19,924               -       $ 155,544
Station operating expenses,
   excluding noncash compensation              34,285           37,752      15,744               -          87,781
                                               ------           ------      ------                          ------
Broadcast/publishing cash flow                 31,425           32,158       4,180               -          67,763
Corporate expenses, excluding
   noncash compensation                             -                -           -           5,571           5,571
Noncash compensation                                -                -           -           6,470           6,470
Depreciation and amortization (See Note 3)      1,989            7,141         448           1,160          10,738
                                                -----            -----         ---           -----          ------
Operating income (loss)                      $ 29,436         $ 25,017     $ 3,732       $ (13,201)       $ 44,984
                                             ========         ========     =======       =========        ========
Total assets                                $ 897,797      $ 1,060,321    $ 81,385        $ 95,274     $ 2,134,777
                                            =========      ===========    ========        ========     ===========


With respect to EOC, the above information would be identical, except corporate total assets would be $87,513 and consolidated total assets would be $2,127,016.

Three Months Ended                                                          Publishing
November 30, 2001                              Radio        Television       and Other     Corporate      Consolidated
-----------------                              -----        ----------       ---------     ---------      ------------
                        (Unaudited, dollars in thousands)
Net revenues                                 $ 66,623         $ 52,556       $ 19,110           $ -        $ 138,289
Station operating expenses,
    excluding noncash compensation             36,376           35,959         16,282             -           88,617
                                               ------           ------         ------                         ------
Broadcast/publishing cash flow                 30,247           16,597          2,828             -           49,672
Corporate expenses, excluding
    noncash compensation                            -                -              -         5,354            5,354
Noncash compensation                                -                -              -         1,559            1,559
Depreciation and amortization (See Note 3)      8,642           13,941          2,111         1,241           25,935
                                                -----           ------          -----         -----           ------
Operating income (loss)                      $ 21,605          $ 2,656          $ 717      $ (8,154)        $ 16,824
                                             ========          =======          =====      ========         ========
Total assets                              $ 1,078,366      $ 1,305,392       $ 90,764     $ 106,221      $ 2,580,743
                                          ===========      ===========       ========     =========      ===========


With respect to EOC, the above information would be identical, except corporate total assets would be $94,987 and consolidated total assets would be $2,569,509.

Nine Months Ended                                                          Publishing
November 30, 2002                              Radio        Television      and Other     Corporate      Consolidated
-----------------                              -----        ----------      ---------     ---------      ------------
                        (Unaudited, dollars in thousands)

Net revenues                                $ 198,324        $ 182,493       $ 54,755           $ -        $ 435,572
Station operating expenses,
   excluding noncash compensation             103,793          109,816         46,467             -          260,076
                                              -------          -------         ------                        -------
Broadcast/publishing cash flow                 94,531           72,677          8,288             -          175,496
Corporate expenes, excluding
   noncash compensation                             -                -              -        15,750           15,750
Noncash compensation                                -                -              -        17,600           17,600
Depreciation and amortization (See Note 3)      6,012           21,120          1,497         3,461           32,090
                                                -----           ------          -----         -----           ------
Operating income (loss)                      $ 88,519         $ 51,557        $ 6,791     $ (36,811)       $ 110,056
                                             ========         ========        =======     =========        =========
Total assets                                $ 897,797      $ 1,060,321       $ 81,385      $ 95,274      $ 2,134,777
                                            =========      ===========       ========      ========      ===========

With respect to EOC, the above information would be identical, except corporate total assets would be $87,513 and consolidated total assets would be $2,127,016.

Nine Months Ended                                                          Publishing
November 30, 2001                            Radio          Television      and Other      Corporate     Consolidated
-----------------                            -----          ----------      ---------      ---------     ------------
                        (Unaudited, dollars in thousands)

Net revenues                               $ 206,868         $ 159,417       $ 54,904             $ -      $ 421,189
Station operating expenses,
   excluding noncash compensation            111,223           105,834         49,045               -        266,102
                                             -------           -------         ------                        -------
Broadcast/publishing cash flow                95,645            53,583          5,859               -        155,087
Time brokerage fees                              479                 -              -               -            479
Corporate expenses, excluding
   noncash compensation                            -                 -              -          14,879         14,879
Noncash compensation                               -                 -              -           5,890          5,890
Depreciation and amortization (See Note 3)    25,097            40,200          6,360           3,500         75,157
Restructuring fees and other                       -                 -              -             768            768
                                              ------            ------          -----           -----         ------
Operating income (loss)                     $ 70,069          $ 13,383         $ (501)      $ (25,037)      $ 57,914
                                            ========          ========         ======       =========       ========
Total assets                             $ 1,078,366       $ 1,305,392       $ 90,764       $ 106,221    $ 2,580,743
                                         ===========       ===========       ========       =========    ===========


With respect to EOC, the above information would be identical, except corporate total assets would be $94,987 and consolidated total assets would be $2,569,509.

Note 7.   Financial Information for Subsidiary Guarantors
          and Subsidiary Non-Guarantors of Emmis Operating Company
          --------------------------------------------------------

         The  8  1/8%   senior   subordinated   notes  of  EOC  are   fully  and
unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the "Subsidiary Guarantors"). As of February 28, 2002 and November 30, 2002, subsidiaries holding EOC's interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors"). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

         Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary
Non-Guarantors as of February 28, 2002 and November 30, 2002 and for the three and nine months ended November 30, 2001 and 2002. EOC uses the equity method with respect to investments in subsidiaries.

                             Emmis Operating Company
                             As of November 30, 2002
                      Condensed Consolidating Balance Sheet
                        (Unaudited, dollars in thousands)

                                                                                             Eliminations
                                                    Parent                     Subsidiary          and
                                                    Company     Subsidiary       Non-        Consolidating
                                                     Only       Guarantors    Guarantors        Entries       Consolidated
                                                     ----       ----------    ----------        -------       ------------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,110       $ 4,990     $ 2,155             $ -            $ 8,255
  Accounts receivable, net                                 -       110,854       3,257               -            114,111
  Prepaid expenses                                     1,731        15,899         168               -             17,798
  Income tax refund receivable                        11,095             -           -               -             11,095
  Other                                                   25        26,412          30               -             26,467
  Assets held for sale                                     -             -           -               -                  -
                                                 -----------   -----------    --------    ------------        -----------
    Total current assets                              13,961       158,155       5,610               -            177,726

  Property and equipment, net                         34,984       189,064       1,322               -            225,370
  Intangible assets, net                               3,686     1,662,039       8,502               -          1,674,227
  Investment in affiliates                         1,894,247             -           -      (1,894,247)                 -
  Other assets, net                                   40,021        14,617         261          (5,206)            49,693
                                                 -----------   -----------    --------    ------------        -----------
    Total assets                                 $ 1,986,899   $ 2,023,875    $ 15,695    $ (1,899,453)       $ 2,127,016
                                                 ===========   ===========    ========    ============        ===========

CURRENT LIABILITIES:
  Accounts payable                                  $ 14,050      $ 18,513     $ 7,057             $ -           $ 39,620
  Current maturities of other long-term debt              34             3      16,780          (2,215)            14,602
  Current portion of TV program rights payable             -        30,085           -               -             30,085
  Accrued salaries and commissions                     1,115         7,570         194               -              8,879
  Accrued interest                                     6,619             -           -               -              6,619
  Deferred revenue                                         -        15,990           -               -             15,990
  Other                                                4,197         3,244           -               -              7,441
  Credit facility debt to be repaid with assets held
     for sale                                              -             -           -               -                  -
  Liabilities associated with assets held for sale         -             -           -               -                  -
                                                      ------        ------      ------          ------            -------
    Total current liabilities                         26,015        75,405      24,031          (2,215)           123,236

Long-term debt, net of current maturities          1,026,898                                                    1,026,898
Other long-term debt, net of current maturities           41           213       5,543          (2,991)             2,806
TV program rights payable, net of current portion          -        35,945           -               -             35,945
Other noncurrent liabilities                          16,050         4,186           -               -             20,236
Deferred income taxes                                 38,565             -           -               -             38,565
                                                   ---------       -------      ------          ------          ---------
    Total liabilities                              1,107,569       115,749      29,574          (5,206)         1,247,686

Shareholder's equity
  Common stock                                     1,027,221             -           -               -          1,027,221
  Additional paid-in capital                          94,168             -       4,393          (4,393)            94,168
  Subsidiary investment                                    -     1,587,533      20,671      (1,608,204)                 -
  Retained earnings/(accumulated deficit)           (222,966)      320,593     (23,920)       (296,673)          (222,966)
  Accumulated other comprehensive loss               (19,093)            -     (15,023)         15,023            (19,093)
                                                     -------     ---------     -------      ----------            -------
    Total shareholder's equity                       879,330     1,908,126     (13,879)     (1,894,247)           879,330
                                                     -------     ---------     -------      ----------            -------
    Total liabilities and shareholder's equity   $ 1,986,899   $ 2,023,875    $ 15,695    $ (1,899,453)       $ 2,127,016
                                                 ===========   ===========    ========    ============        ===========

                             Emmis Operating Company
                      Condensed Consolidating Balance Sheet
                             As of February 28, 2002
                        (Unaudited, dollars in thousands)


                                                                                                   Eliminations
                                                        Parent                     Subsidiary          and
                                                       Company       Subsidiary       Non-        Consolidating
                                                         Only        Guarantors    Guarantors        Entries        Consolidated
                                                         ----        ----------    ----------        -------        ------------

CURRENT ASSETS:
  Cash and cash equivalents                                 $ -        $ 4,970       $ 1,392               $ -         $ 6,362
  Accounts receivable, net                                    -         91,244         3,996                 -          95,240
  Prepaid expenses                                          612         14,049           186                 -          14,847
  Income tax refund receivable                               -              -             -                  -               -
  Other                                                     271         23,312            74                 -          23,657
  Assets held for sale                                        -        123,416             -                 -         123,416
                                                            ---        -------         -----                           -------
    Total current assets                                    883        256,991         5,648                 -         263,522

  Property and equipment, net                            35,957        192,690         2,492                 -         231,139
  Intangible assets, net                                  5,637      1,933,846        13,848                 -       1,953,331
  Investment in affiliates                            2,274,321              -             -        (2,274,321)              -
  Other assets, net                                      43,428         12,655           527            (5,463)         51,147
                                                         ------         ------           ---            ------          ------
    Total assets                                    $ 2,360,226    $ 2,396,182      $ 22,515      $ (2,279,784)    $ 2,499,139
                                                    ===========    ===========      ========      ============     ===========

CURRENT LIABILITIES:
  Accounts payable                                     $ 15,646       $ 18,373       $ 4,976              $ -         $ 38,995
  Current maturities of other long-term debt                 34             10        10,722           (2,833)           7,933
  Current portion of TV program rights payable                -         27,507             -                -           27,507
  Accrued salaries and commissions                          214          7,363           275                -            7,852
  Accrued interest                                       14,047              -            21                -           14,068
  Deferred revenue                                            -         16,392             -                -           16,392
  Other                                                   2,813          3,595             -                -            6,408
  Credit facility debt to be repaid with assets held
     for sale                                           135,000              -             -                -          135,000
  Liabilities associated with assets held for sale            -             63             -                -               63
                                                        -------         ------        ------           ------          -------
    Total current liabilities                           167,754         73,303        15,994           (2,833)         254,218

Long-term debt, net of current maturities             1,117,000              -             -                -        1,117,000
Other long-term debt, net of current maturities              41            366         9,172           (2,630)           6,949
TV program rights payable, net of current portion             -         40,551             -                -           40,551
Other noncurrent liabilities                             21,976          4,403           587                -           26,966
Deferred income taxes                                   108,988              -             -                -          108,988
                                                      ---------        -------        ------           ------        ---------
    Total liabilities                                 1,415,759        118,623        25,753           (5,463)      1,554,672

Shareholder's equity
  Common stock                                        1,027,221              -             -                -        1,027,221
  Additional paid-in capital                              8,108              -         4,393           (4,393)           8,108
  Subsidiary investment                                       -      1,883,897        20,650       (1,904,547)               -
  Retained earnings/(accumulated deficit)               (78,477)       393,662       (21,380)        (372,282)         (78,477)
  Accumulated other comprehensive loss                  (12,385)             -        (6,901)           6,901          (12,385)
                                                        -------      ---------        ------       ----------          -------
    Total shareholder's equity                          944,467      2,277,559        (3,238)      (2,274,321)         944,467
                                                        -------      ---------        ------       ----------          -------
    Total liabilities and shareholder's equity      $ 2,360,226    $ 2,396,182      $ 22,515     $ (2,279,784)     $ 2,499,139
                                                    ===========    ===========      ========     ============      ===========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 2002
                        (Unaudited, dollars in thousands)

                                                                                           Eliminations
                                                 Parent                       Subsidiary       and
                                                 Company       Subsidiary        Non-      Consolidating
                                                  Only         Guarantors     Guarantors      Entries        Consolidated
                                                  ----         ----------     ----------      -------        ------------

Net revenues                                       $ 67       $ 152,829       $ 2,648            $ -          $ 155,544
Operating expenses:
     Station operating expenses,
         excluding noncash compensation             (25)         85,401         2,405              -             87,781
     Corporate expenses, excluding
          noncash compensation                    5,571               -             -              -              5,571
     Noncash compensation                         4,852           1,618             -              -              6,470
     Depreciation and amortization                1,160           8,843           735              -             10,738
                                                  -----           -----           ---            ---             ------
          Total operating expenses               11,558          95,862         3,140              -            110,560
                                                 ------          ------         -----            ---            -------
Operating income (loss)                         (11,491)         56,967          (492)             -             44,984
                                                -------          ------          ----            ---             ------
Other income (expense)
     Interest expense                           (18,337)           (203)         (210)           161            (18,589)
     Loss from unconsolidated affiliates         (3,702)          3,574             -              -               (128)
     Other income (expense), net                    198             214          (561)          (271)              (420)
                                                    ---             ---          ----           ----               ----
          Total other income (expense)          (21,841)          3,585          (771)          (110)           (19,137)
                                                -------           -----          ----           ----            -------

Income (loss) before income taxes,
    extraordinary loss and accounting
    change                                      (33,332)         60,552        (1,263)          (110)            25,847

Provision (benefit) for income taxes            (11,935)         23,010             -              -             11,075
                                                -------          ------        ------           ----             ------
Income (loss) before extraordinary loss
    and accounting change                       (21,397)         37,542        (1,263)          (110)            14,772
Extraordinary loss, net of tax                        -               -             -              -                  -
Equity in earnings (loss) of subsidiaries        36,169               -             -        (36,169)                 -
                                               --------        --------      --------      ---------           --------
Net income (loss)                              $ 14,772        $ 37,542      $ (1,263)     $ (36,279)          $ 14,772
                                               ========        ========      ========      =========           ========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 2001
                        (Unaudited, dollars in thousands)

                                                                                              Eliminations
                                                    Parent                       Subsidiary        and
                                                    Company       Subsidiary        Non-      Consolidating
                                                     Only         Guarantors     Guarantors      Entries       Consolidated
                                                     ----         ----------     ----------      -------       ------------

Net revenues                                          $ 353       $ 133,552       $ 4,384            $ -        $ 138,289
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                 232          84,680         3,705              -           88,617
     Corporate expenses, excluding
         noncash compensation                         5,354               -             -              -            5,354
     Noncash compensation                             1,170             389             -              -            1,559
     Depreciation and amortization                    1,241          23,721           973              -           25,935
                                                     ------           -----           ---           ----              ---
          Total operating expenses                    7,997         108,790         4,678              -          121,465
                                                     ------           -----           ---           ----              ---
Operating income (loss)                              (7,644)         24,762          (294)             -           16,824
                                                     ------           -----           ---           ----              ---
Other income (expense)
     Interest expense                               (24,765)            (36)         (609)           165          (25,245)
     Loss from unconsolidated affiliates                  -          (1,366)            -              -           (1,366)
     Other income (expense), net                     (2,468)          2,478           118           (145)             (17)
                                                     ------           -----           ---           ----              ---
          Total other income (expense)              (27,233)          1,076          (491)            20          (26,628)
                                                    -------           -----          ----             --          -------

Income (loss) before income taxes,
    extraordinary loss and accounting
    change                                          (34,877)         25,838          (785)            20           (9,804)

Provision (benefit) for income taxes                (12,298)          9,762             -              -           (2,536)
                                                    -------          ------          ----             --           ------
Income (loss) before extraordinary loss
    and accounting change                           (22,579)         16,076          (785)            20           (7,268)
Extraordinary loss, net of tax                            -               -             -              -                -
Equity in earnings (loss) of subsidiaries            15,311               -             -        (15,311)               -
                                                   --------        --------        ------      ---------         --------
Net income (loss)                                  $ (7,268)       $ 16,076        $ (785)     $ (15,291)        $ (7,268)
                                                   ========        ========        ======      =========         ========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 2002
                        (Unaudited, dollars in thousands)


                                                                                             Eliminations
                                                    Parent                     Subsidiary         and
                                                   Company      Subsidiary        Non-       Consolidating
                                                     Only       Guarantors     Guarantors       Entries       Consolidated
                                                     ----       ----------     ----------       -------       ------------

Net revenues                                           $ 523     $ 427,052       $ 7,997            $ -        $ 435,572
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                  347       252,396         7,333              -          260,076
     Corporate expenses, excluding
          noncash compensation                        15,750             -             -              -           15,750
     Noncash compensation                             13,200         4,400             -              -           17,600
     Depreciation and amortization                     3,461        26,473         2,156              -           32,090
                                                       -----        ------         -----          -----           ------
          Total operating expenses                    32,758       283,269         9,489              -          325,516
                                                      ------       -------         -----          -----          -------
Operating income (loss)                              (32,235)      143,783        (1,492)             -          110,056
                                                     -------       -------        ------          -----          -------
Other income (expense)
     Interest expense                                (59,720)         (656)         (983)           512          (60,847)
     Loss from unconsolidated affiliates              (3,702)         (506)            -              -           (4,208)
     Gain on sale of assets                                -         8,900             -              -            8,900
     Other income (expense), net                         837           626           (65)          (526)             872
                                                         ---           ---           ---           ----              ---
          Total other income (expense)               (62,585)        8,364        (1,048)           (14)         (55,283)
                                                     -------         -----        ------            ---          -------

Income (loss) before income taxes,
    extraordinary loss and accounting change         (94,820)      152,147        (2,540)           (14)          54,773

Provision (benefit) for income taxes                 (35,581)       57,816             -              -           22,235
                                                     -------       -------        ------            ---           ------

Income (loss) before extraordinary loss
    and accounting change                            (59,239)       94,331        (2,540)           (14)          32,538
Extraordinary item, net of tax                        (2,889)            -             -              -           (2,889)
Cumulative effect of accounting change,
    net of tax                                      (167,400)     (167,400)            -        167,400         (167,400)
Equity in earnings (loss) of subsidiaries             91,777             -             -        (91,777)               -
                                                  ----------     ---------      --------       --------       ----------
Net income (loss)                                 $ (137,751)    $ (73,069)     $ (2,540)      $ 75,609       $ (137,751)
                                                  ==========     =========      ========       ========       ==========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 2001
                        (Unaudited, dollars in thousands)


                                                                                                Eliminations
                                                   Parent                      Subsidiary           and
                                                   Company      Subsidiary        Non-         Consolidating
                                                    Only        Guarantors     Guarantors         Entries      Consolidated
                                                    ----        ----------     ----------         -------      ------------

Net revenues                                        $ 1,455      $ 407,850       $ 11,884            $ -         $ 421,189
Operating expenses:
     Station operating expenses,
        excluding noncash compensation                  948        254,600         10,554              -           266,102
     Time brokerage fees                                  -            479              -              -               479
     Corporate expenses, excluding
        noncash compensation                         14,879              -              -              -            14,879
     Noncash compensation                             4,418          1,472              -              -             5,890
     Depreciation and amortization                    3,500         69,039          2,618              -            75,157
     Restructuring fees and other                       768              -              -              -               768
                                                        ---            ---            ---            ---              ----
          Total operating expenses                   24,513        325,590         13,172              -           363,275
                                                     ------        -------         ------            ---           -------
Operating income (loss)                             (23,058)        82,260         (1,288)             -            57,914
                                                    -------         ------         ------            ---            ------
Other income (expense)
     Interest expense                               (79,247)          (181)        (2,200)           501           (81,127)
     Loss from unconsolidated affiliates                  -         (3,462)             -              -            (3,462)
     Other income (expense), net                     (1,251)         2,309             55           (369)              744
                                                     ------          -----             --           ----               ---
          Total other income (expense)              (80,498)        (1,334)        (2,145)           132           (83,845)
                                                    -------         ------         ------            ---           -------

Income (loss) before income taxes,
    extraordinary loss and accounting change       (103,556)        80,926         (3,433)           132           (25,931)
Provision (benefit) for income taxes                (36,223)        30,501              -              -            (5,722)
                                                   --------         ------         ------            ---           -------

Income (loss) before extraordinary loss
    and accounting change                           (67,333)        50,425         (3,433)           132           (20,209)
Extraordinary item, net of tax                       (1,084)             -              -              -            (1,084)
Cumulative effect of accounting change,
    net of tax                                            -              -              -              -                 -
Equity in earnings (loss) of subsidiaries            47,124              -              -        (47,124)                -
                                                  ---------       --------       --------      ---------         ---------
Net income (loss)                                 $ (21,293)      $ 50,425       $ (3,433)     $ (46,992)        $ (21,293)
                                                  =========       ========       ========      =========         =========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended November 30, 2002
                        (Unaudited, dollars in thousands)


                                                                                                   Eliminations
                                                         Parent                      Subsidiary        and
                                                         Company      Subsidiary        Non-      Consolidating
                                                          Only        Guarantors     Guarantors      Entries     Consolidated
                                                          ----        ----------     ----------      -------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (137,751)       $ (73,069)     $ (2,540)      $ 75,609     $ (137,751)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
      Cumulative effect of accounting change           167,400          167,400             -       (167,400)       167,400
      Extraordinary item                                 2,889                -             -              -          2,889
      Depreciation and amortization                      5,863           42,000         2,157              -         50,020
      Provision for bad debts                                -            3,189             -              -          3,189
      Provision (benefit) for deferred income taxes     22,235                -             -              -         22,235
      Noncash compensation                              13,200            4,400             -              -         17,600
      Gain on sale of assets                                 -           (8,900)            -              -         (8,900)
      Equity in earnings of subsidiaries               (91,777)               -             -         91,777              -
      Other                                                (14)               -        (8,122)            14         (8,122)
  Changes in assets and liabilities -
      Accounts receivable                                    -          (22,799)          739              -        (22,060)
      Prepaid expenses and other current assets           (873)          (5,589)           62              -         (6,400)
      Other assets                                       2,353            3,685           266              -          6,304
      Accounts payable and accrued liabilities          (7,293)          (2,228)        1,979              -         (7,542)
      Deferred liabilities                                   -             (402)            -              -           (402)
      Other liabilities                                 (2,726)         (16,039)       (4,216)             -        (22,981)
                                                        ------          -------        ------         ------        -------
      Net cash provided (used) by investing activities (26,494)          91,648        (9,675)             -         55,479
                                                       -------           ------        ------         ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (2,488)         (19,483)          936              -        (21,035)
  Proceeds from sale of assets                               -          135,500             -              -        135,500
  Other                                                 (1,087)               -             -              -         (1,087)
                                                        ------          -------           ---            ---        -------
  Net cash provided (used) by investing activities      (3,575)         116,017           936              -        113,378
                                                        ------          -------           ---            ---        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                          (238,102)               -             -              -       (238,102)
  Proceeds from long-term debt                          13,000                -             -              -         13,000
  Intercompany                                         184,982         (133,592)        9,502              -         60,892
  Debt related costs                                    (2,754)               -             -              -         (2,754)
                                                     ---------         --------       -------            ---        -------
  Net cash provided (used) by investing activities     (42,874)        (133,592)        9,502              -       (166,964)
                                                     ---------         --------       -------            ---        -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (72,943)          74,073           763              -          1,893
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        -            4,970         1,392              -          6,362
                                                     ---------         --------       -------            ---        -------

  End of period                                      $ (72,943)        $ 79,043       $ 2,155            $ -        $ 8,255
                                                     =========         ========       =======            ===        =======

                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended November 30, 2001
                        (Unaudited, dollars in thousands)

                                                                                                     Eliminations
                                                               Parent                   Subsidiary        and
                                                              Company     Subsidiary       Non-      Consolidating
                                                               Only       Guarantors    Guarantors      Entries      Consolidated
                                                               ----       ----------    ----------      -------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ (21,293)     $ 50,425      $ (3,433)     $ (46,992)      $ (21,293)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Extraordinary item                                       1,084             -             -              -           1,084
      Depreciation and amortization                            8,295        82,351         2,617              -          93,263
      Provision for bad debts                                      -         2,782             -              -           2,782
      Provision (benefit) for deferred income taxes           (5,722)            -             -              -          (5,722)
      Noncash compensation                                     4,418         1,472             -              -           5,890
      Equity in earnings of subsidiaries                     (47,124)            -             -         47,124               -
      Other                                                      905           176          (223)          (132)            726
  Changes in assets and liabilities -
      Accounts receivable                                          -       (18,108)         (164)             -         (18,272)
      Prepaid expenses and other current assets                6,766        (3,083)          502              -           4,185
      Other assets                                            (4,683)       (6,211)            -              -         (10,894)
      Accounts payable and accrued liabilities                 6,687       (14,967)        1,112              -          (7,168)
      Deferred liabilities                                         -        (1,805)            -              -          (1,805)
      Other liabilities                                       16,288       (19,268)          325              -          (2,655)
                                                              ------       -------           ---            ---          ------
      Net cash provided (used) by investing activities       (34,379)       73,764           736              -          40,121
                                                             -------        ------           ---            ---          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (1,542)      (23,913)         (331)             -         (25,786)
  Cash paid for acquisition                                        -      (140,746)            -              -        (140,746)
  Other                                                       (5,831)            -             -              -          (5,831)
                                                              ------      --------          ----           ----         --------
  Net cash provided (used) by investing activities            (7,373)     (164,659)         (331)            -        (172,363)
                                                              ------      --------          ----           ----         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                (113,000)            -             -              -        (113,000)
  Proceeds from long-term debt                                 5,000             -             -              -           5,000
  Intercompany                                                98,500        87,538           984              -         187,022
  Debt related costs                                          (4,584)            -             -              -          (4,584)
                                                             -------        ------           ---            ---          ------
  Net cash provided (used) by investing activities           (14,084)       87,538           984              -          74,438
                                                             -------        ------           ---            ---          ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (55,836)       (3,357)        1,389              -         (57,804)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         55,175         4,018           706              -          59,899
                                                              ------         -----           ---            ---          ------

  End of period                                               $ (661)        $ 661       $ 2,095            $ -         $ 2,095
                                                              ======         =====       =======            ===         =======

[GRAPHIC OMITTED]

Note 8.  Regulatory and Other Matters
         ----------------------------

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations. However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations). The FCC recently commenced an extensive review of its ownership rules, including the rule that prohibits our ownership of the two Hawaii stations, to determine whether the ownership restrictions continue to serve the public interest. We have requested a stay of divestiture until the FCC completes its review of the ownership rules and are currently awaiting the FCC's decision on our request. No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations require all commercial television stations in the United States to be currently broadcasting in digital format. Nine of our television stations are currently broadcasting in digital format and we requested waiver extensions until May 2003 for the remainder. Except for five of our satellite stations on which the FCC has not yet ruled, the FCC granted all of our waiver requests. We continue to work on the digital conversion for our stations and expect the conversion of all but the five satellite stations for which waivers have not been granted to be complete before the expiration of the FCC waivers. With respect to the five satellite stations, we continue to believe that the grant of waivers is appropriate because the delays are due to conditions largely beyond our control. However, no assurances can be given that such waivers will be granted. Based upon the FCC's treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose waiver request is denied and may issue a monetary forfeiture if the station has not commenced digital broadcasting within six months of the date of the FCC's admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

         During the third quarter, Emmis and CBS revised and extended the affiliation agreements for all of our CBS-affiliated stations except our station in Terre Haute, which extends through December 31, 2005. The revised agreements will continue our affiliation with CBS through September 18, 2006. We are also engaged in discussions with NBC and Fox on the modification, renewal or extension of the affiliation agreements for our NBC and Fox affiliated stations. We expect that these affiliation agreements will be modified or extended on terms that will not have a material adverse effect on our results of operations.

         The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

Note 9.  Subsequent Event
         ----------------

         In December 2002, Emmis reached an agreement with the Hungarian broadcasting authority, the National Radio and Television Board (ORTT), that resolved pending legal issues and extended the national license for Slager, its subsidiary in Hungary, through 2009. Slager agreed to pay the fees due under the original broadcast contract in installments through November 2004, the date the contract was set to expire. The license has been extended an additional five years with payment terms more reflective of the current Hungarian advertising environment

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words "expect," "will" or "look" are intended to be, and are, by this Note, identified as "forward-looking statements," as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising and demand for different types of advertising media; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; our ability to attract and secure programming, on-air talent, writers and photographers; inability to obtain necessary approvals for purchases or sale transactions or to complete the transactions; changes in the costs of programming; inability to grow through suitable acquisitions, including desired radio acquisitions; new or changing regulations of the Federal Communications Commission or other governmental agencies; competition from new or different technologies; war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company in other filings with the Securities and Exchange Commission. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

         BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Specifically, BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Thus, our calculation of these non-GAAP measures may not be comparable to such non-GAAP measures calculated by other companies. Emmis defines BCF and PCF as revenues net of agency commissions and station operating expenses, excluding noncash compensation.

         The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions, newsstand sales and the sale of print advertising. Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. The most significant station operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on a quarterly basis are not necessarily indicative of results for a full year.

         Unless otherwise noted, all disclosures contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q apply to Emmis and EOC.

Critical Accounting Policies:

         Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

         Impairment of Goodwill and Indefinite-lived Intangibles

         The annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.

         Allocations for Purchased Assets

         We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to allocate the purchase price of the acquisition. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be misstated.

         Allowance for Doubtful Accounts

         Our allowance for doubtful accounts requires us to estimate losses resulting from our customers' inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Results of Operations for the Three and Nine Months Ended November 30, 2002 Compared to November 30, 2001

         In April 2002, we sold 4.6 million shares of Class A common stock, raising $120.2 million in net proceeds. One half of the proceeds was used in April 2002 to repay outstanding indebtedness under our credit facility and the remaining half of the proceeds was used in July 2002 to redeem 22.6% of ECC's 12 1/2% senior discount notes due 2011. In May 2002, we sold KALC-FM to Entercom Communications Corp. for $88.0 million and KXPK-FM to Entravision Communications Corporation for $47.5 million. The proceeds from the sales were used to repay outstanding term loans under our credit facility. These transactions impact the comparability of operating results period over period.

                      Summary of Segment Operating Results
                             (Dollars in thousands)

                                          Three Months       Three Months
                                              Ended              Ended          Increase/     Percentage
                                        November 30, 2002  November 30, 2001    (Decrease)      Change
                                        -----------------  -----------------    ----------      ------

Radio net revenues                           $ 65,710           $ 66,623         $ (913)         -1.4%
Television net revenues                        69,910             52,556         17,354          33.0%
Publishing net revenues                        19,924             19,110            814           4.3%
                                               ------             ------            ---
    Total net revenues                        155,544            138,289         17,255          12.5%

Radio station operating expenses,
    excluding noncash compensation             34,285             36,376         (2,091)         -5.7%
Television station operating expenses,
    excluding noncash compensation             37,752             35,959          1,793           5.0%
Publishing operating expenses,
    excluding noncash compensation             15,744             16,282           (538)         -3.3%
                                               ------             ------           ----
    Total station operating expenses,
      excluding noncash compensation           87,781             88,617           (836)         -0.9%

Radio broadcast cash flow                      31,425             30,247          1,178           3.9%
Television broadcast cash flow                 32,158             16,597         15,561          93.8%
Publishing cash flow                            4,180              2,828          1,352          47.8%
                                               ------             ------         ------
    Total broadcast/publishing cash flow       67,763             49,672         18,091          36.4%

Radio broadcast cash flow margin                47.8%              45.4%
Television broadcast cash flow margin           46.0%              31.6%
Publishing cash flow margin                     21.0%              14.8%
    Total broadcast/publishing
      cash flow margin                          43.6%              35.9%

                      Summary of Segment Operating Results
                             (Dollars in thousands)


                                                  Nine Months         Nine Months
                                                     Ended               Ended          Increase/     Percentage
                                               November 30, 2002   November 30, 2001   (Decrease)       Change
                                               -----------------   -----------------   ----------       ------

Radio net revenues                                $ 198,324           $ 206,868        $ (8,544)         -4.1%
Television net revenues                             182,493             159,417          23,076          14.5%
Publishing net revenues                              54,755              54,904            (149)         -0.3%
                                                     ------              ------            ----
    Total net revenues                              435,572             421,189          14,383           3.4%

Radio station operating expenses,
    excluding noncash compensation                  103,793             111,223          (7,430)         -6.7%
Television station operating expenses,
    excluding noncash compensation                  109,816             105,834           3,982           3.8%
Publishing operating expenses,
    excluding noncash compensation                   46,467              49,045          (2,578)         -5.3%
                                                     ------              ------          ------
    Total station operating expenses,
      excluding noncash compensation                260,076             266,102          (6,026)         -2.3%

Radio broadcast cash flow                            94,531              95,645          (1,114)         -1.2%
Television broadcast cash flow                       72,677              53,583          19,094          35.6%
Publishing cash flow                                  8,288               5,859           2,429          41.5%
                                                      -----               -----           -----
    Total broadcast/publishing cash flow            175,496             155,087          20,409          13.2%

Radio broadcast cash flow margin                      47.7%               46.2%
Television broadcast cash flow margin                 39.8%               33.6%
Publishing cash flow margin                           15.1%               10.7%
    Total broadcast/publishing
      cash flow margin                                40.3%               36.8%


Net revenues:

         Radio net revenues for the three months ended November 30, 2002 decreased $0.9 million, or 1.4%, and decreased $8.5 million, or 4.1% for the nine months ended November 30, 2002. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio net revenues for the three months ended November 30, 2002 would have increased $2.1 million, or 3.3%, and decreased $0.3 million, or 0.1% for the nine months ended November 30, 2002. Radio net revenues were negatively impacted by the devaluation of the peso in Argentina, as international radio net revenues for the three months ended November 30, 2002 decreased $1.7 million, or 39.6%, and decreased $3.9 million, or 32.7% for the nine months ended November 30, 2002. Domestic radio net revenues were negatively impacted by a format change by one of our competitors in the New York market. The negative impact in our New York market, which represents approximately 30% of our radio net revenues, was offset by improved performance in our other markets.

         Television net revenues for the three months ended November 30, 2002 increased $17.4 million, or 33.0% and increased $23.1 million, or 14.5% for the nine months ended November 30, 2002. This increase is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements, coupled with approximately $13.0 million and $17.3 million of political advertising net revenues in the three and nine months ended November 30, 2002, respectively.

         Publishing revenues for the three months ended November 30, 2002 increased $0.8 million, or 4.3% and decreased $0.1 million, or 0.3% for the nine months ended November 30, 2002. Publishing revenues have been essentially flat for the year, as our publishing business has not seen the same level of recovery in advertisement spending that, in general, our radio and television businesses have experienced.

         On a consolidated basis, net revenues for the three months ended November 30, 2002 increased $17.3 million, or 12.5%, and increased $14.4 million, or 3.4% for the nine months ended November 30, 2002 due to the effect of the items described above. On a pro forma basis, net revenues for the three months ended November 30, 2002 increased $20.3 million, or 15.0%, and increased $22.6 million, or 5.5% for the nine months ended November 30, 2002 due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

         Radio station operating expenses, excluding noncash compensation, decreased $2.1 million, or 5.7% for the three months ended November 30, 2002, and decreased $7.4 million, or 6.7% for the nine months ended November 30, 2002. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2002 would have increased $0.1 million, or 0.3% and decreased $1.7 million, or 1.6%, respectively. Increases in promotional spending for our radio stations were offset by the implementation of our stock compensation program in December 2001, whereby the salaries of our full-time employees were generally reduced by 10% and supplemented with a corresponding stock grant.

         Television station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2002 increased $1.8 million, or 5.0% and $4.0 million, or 3.8% respectively. This increase is due to higher programming, promotion and sales-related costs, partially offset by the impact of our stock compensation program.

         Publishing operating expenses, excluding noncash compensation, decreased $0.5 million, or 3.3% for the three months ended November 30, 2002 and decreased $2.6 million, or 5.3% for the nine months ended November 30, 2002, due to cost control measures and our stock compensation program.

         On a consolidated basis, station operating expenses, excluding noncash compensation, for three and nine months ended November 30, 2002 decreased $0.8 million, or 0.9%, and $6.0 million, or 2.3% respectively, due to the effect of the items described above. On a pro forma basis, station operating expenses, excluding noncash compensation, for three and nine months ended November 30, 2002 increased $1.4 million, or 1.6%, and decreased $0.3 million, or 0.1% respectively, due to the effect of the items described above.

Noncash compensation expenses:

         Noncash compensation expenses for the three months ended November 30, 2002 were $6.5 million compared to $1.6 million for the same period of the prior year, an increase of $4.9 million or 315.0%. Noncash compensation expenses for the nine months ended November 30, 2002 were $17.6 million compared to $5.9 million for the same period of the prior year, an increase of $11.7 million or 198.8%. Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock contributed to the Company's Profit Sharing Plan, common stock issued to employees at our discretion and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program increased our noncash compensation expense by approximately $5.1 million and $13.3 million for the three and nine months ended November 30, 2002, respectively. Our stock compensation program began December 2001; therefore, no expense related to this program was recorded in the three and nine month periods ended November 30, 2001.

Corporate expenses, excluding noncash compensation:

         Corporate expenses, excluding noncash compensation, for the three months ended November 30, 2002 were $5.6 million compared to $5.4 million for the same period of the prior year, an increase of $0.2 million or 4.1%. Corporate expenses, excluding noncash compensation, for the nine months ended November 30, 2002 were $15.8 million compared to $14.9 million for the same period of the prior year, an increase of $0.9 million or 5.9%. These costs increased due to higher professional fees associated with financing and other transactions, health care costs and increases in training and personnel development, partially offset by benefits from our stock compensation program.

Depreciation and amortization:

         Radio depreciation and amortization expense for the three months ended November 30, 2002 was $2.0 million compared to $8.6 million for the same period of the prior year, a decrease of $6.6 million or 77.0%. Radio depreciation and amortization expense for the nine months ended November 30, 2002 was $6.0 million compared to $25.1 million for the same period of the prior year, a decrease of $19.1 million or 76.0%. The decrease was mainly attributable to our adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in Note 3 to the condensed consolidated financial statements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses. For comparison purposes, for the three and nine month periods ended November 30, 2001, we recorded radio amortization expense for goodwill and FCC licenses of $7.0 million and $20.5 million, respectively.

         Television depreciation and amortization expense for the three months ended November 30, 2002 was $7.1 million compared to $13.9 million for the same period of the prior year, a decrease of $6.8 million or 48.8%. Television depreciation and amortization expense for the nine months ended November 30, 2002 was $21.1 million compared to $40.2 million for the same period of the prior year, a decrease of $19.1 million or 47.5%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the three and nine month periods ended November 30, 2001, we recorded television amortization expense for goodwill and FCC licenses of $7.0 million and $21.0 million, respectively.

         Publishing depreciation and amortization expense for the three months ended November 30, 2002 was $0.4 million compared to $2.1 million for the same period of the prior year, a decrease of $1.7 million or 78.8%. Publishing depreciation and amortization expense for the nine months ended November 30, 2002 was $1.5 million compared to $6.4 million for the same period of the prior year, a decrease of $4.9 million or 76.5%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the three and nine month periods ended November 30, 2001, we recorded publishing amortization expense for goodwill of $1.3 million and $4.0 million, respectively.

         On a consolidated basis, depreciation and amortization expense for the three months ended November 30, 2002 was $10.7 million compared to $25.9 million for the same period of the prior year, a decrease of $15.2 million or 58.6%. Depreciation and amortization expense for the nine months ended November 30, 2002 was $32.1 million compared to $75.2 million for the same period of the prior year, a decrease of $43.1 million or 57.3%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the three and nine month periods ended November 30, 2001, we recorded amortization expense for goodwill and FCC licenses of $15.3 million and $45.5 million, respectively.

Operating income:

         Radio operating income for the three months ended November 30, 2002 was $29.4 million compared to $21.6 million for the same period of the prior year, an increase of $7.8 million or 36.2%. Radio operating income for the nine months ended November 30, 2002 was $88.5 million compared to $70.1 million for the same period of the prior year, an increase of $18.4 million or 26.3%. Substantially all of the increase was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in Note 3 to the condensed financial statements. Adoption of this accounting standard had the impact of eliminating our radio amortization expense for goodwill and FCC licenses, which totaled $7.0 million in the three months ended November 30, 2001 and $20.5 million in the nine months ended November 30, 2001.

         Television operating income for the three months ended November 30, 2002 was $25.0 million compared to $2.7 million for the same period of the prior year, an increase of $22.3 million or 841.9%. Television operating income for the nine months ended November 30, 2002 was $51.6 million compared to $13.4 million for the same period of the prior year, an increase of $38.2 million or 285.2%. These increases were driven by higher revenues, as previously described, and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."
Adoption of this accounting standard had the impact of eliminating our television amortization expense for goodwill and FCC licenses, which totaled $7.0 million in the three months ended November 30, 2001 and $21.0 million in the nine months ended November 30, 2001.

         Publishing operating income for the three months ended November 30, 2002 was $3.7 million compared to $0.7 million for the same period of the prior year, an increase of $3.0 million or 420.5% Publishing operating income for the nine months ended November 30, 2002 was $6.8 million compared to a loss of $0.5 million for the same period of the prior year, an increase of $7.3 million or 1,455.5%. The increase was primarily attributable to the implementation of our stock compensation program and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our publishing amortization expense for goodwill, which totaled $1.3 million in the three months ended November 30, 2001 and $4.0 million in the nine months ended November 30, 2001.

         On a consolidated basis, operating income for the three months ended November 30, 2002 was $45.0 million compared to $16.8 million for the same period of the prior year, an increase of $28.2 million or 167.4%. Operating income for the nine months ended November 30, 2002 was $110.1 million compared to $57.9 million for the same period of the prior year, an increase of $52.2 million or 90.0%. These increases resulted from better operating performance at our stations, as described above, and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses, which totaled $15.3 million in the three months ended November 30, 2001 and $45.5 million in the nine months ended November 30, 2001.

Interest expense:

     With respect to Emmis, interest expense for the three months ended November 30, 2002 was $24.5 million compared to $32.1 million for the same period of the prior year, a decrease of $7.6 million or 23.7%. Interest expense for the nine months ended November 30, 2002 was $80.6 million compared to $99.2 million for the same period of the prior year, a decrease of $18.6 million or 18.7%. This decrease is attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt and repayments of amounts outstanding under our credit facility. The decreased interest rates reflected both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April

2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended November 30, 2002. With respect to EOC, interest expense for the three months ended November 30, 2002 was $18.6 million compared to $25.2 million for the same period of the prior year, a decrease of $6.6 million or 26.4%. Interest expense for the nine months ended November 30, 2002 was $60.8 million compared to $81.1 million for the same period of the prior year, a decrease of $20.3 million or 25.0%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income (loss) before income taxes, extraordinary loss and accounting change:

         With respect to Emmis, income (loss) before income taxes, extraordinary loss and accounting change increased to $20.0 million for the three months ended November 30, 2002 from a loss before income taxes, extraordinary loss and accounting change of $16.6 million for the same period of the prior year. Income
(loss) before income taxes, extraordinary loss and accounting change increased to $35.0 million for the nine months ended November 30, 2002 from a loss before income taxes, extraordinary loss and accounting change of $43.0 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change for the three and nine months ended November 30, 2002 is mainly attributable to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $15.3 million and $45.5 million, respectively, (3) a reduction in interest expense as a result of the factors described above under interest expense, and (4) in the case of the nine months ended November 30, 2002, the gain on sale of our Denver radio assets of $8.9 million. With respect to EOC, income (loss) before income taxes, extraordinary loss and accounting change increased to $25.8 million for the three months ended November 30, 2002 from a loss before income taxes, extraordinary loss and accounting change of $9.8 million for the same period of the prior year. Income (loss) before income taxes, extraordinary loss and accounting change increased to $54.8 million for the nine months ended November 30, 2002 from a loss before income taxes, extraordinary loss and accounting change of $25.9 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change is mainly attributable to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $15.3 million and $45.5 million, respectively, (3) a reduction in interest expense as a result of the factors described above under interest expense, and (4) in the case of the nine months ended November 30, 2002, the gain on sale of our Denver radio assets of $8.9 million.

Net loss:

         With respect to Emmis, net income was $10.8 million for the three months ended November 30, 2002 compared to a loss of $11.7 million for the same period of the prior year. The increase in net income is mainly attributable to better operating results, the elimination of amortization expense and decreased interest expense, each described above, and each net of taxes. Net loss increased to $159.3 million for the nine months ended November 30, 2002 from $32.3 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." (2) a $11.1 million extraordinary loss, net of a deferred tax benefit, relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt repaid during the nine months, and (3) better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes; With respect to EOC, net income was $14.8 million for the three months ended November 30, 2002 compared to a net loss of $7.3 million for the same period of the prior year. The increase in net income is mainly attributable to better operating results, the elimination of amortization expense, and the decrease in interest expense, each described above, and each net of taxes. Net loss increased to $137.8 million for the nine months ended November 30, 2002 from $21.3 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets;" (2) a $2.9 million extraordinary loss, net of a deferred tax benefit, relating to the write-off of deferred debt fees associated with debt repaid during the nine months, and (3) better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt service and, in the case of ECC, preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.

         At November 30, 2002, we had cash and cash equivalents of $8.3 million and net working capital for Emmis and EOC of $53.4 million and $54.5 million, respectively. At February 28, 2002, we had cash and cash equivalents of $6.4 million and net working capital for Emmis and EOC of $19.8 million and $21.0 million, respectively, excluding assets held for sale and associated liabilities. The economic stimulus package passed by Congress in March 2002 allowed Emmis to offset recent years' taxable losses against taxable income generated up to five years ago. As a result, Emmis has recorded a tax refund receivable of $11.1 million as of November 30, 2002. The remaining increase in net working capital primarily relates to accounts receivable increasing more than the increase in current liabilities.

     Operating Activities

         With respect to Emmis, net cash flows provided by operating activities were $56.5 million for the nine months ended November 30, 2002 compared to $41.1 million for the same period of the prior year. With respect to EOC, net cash flows provided by operating activities were $55.5 million for the nine months ended November 30, 2002 compared to net cash flows provided by operating activities of $40.1 million for the same period of the prior year. The increase in cash flows provided by operating activities for the nine months ended November 30, 2002 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses, partially driven by cash savings generated by our stock compensation program. We experienced a significant increase in cash flows provided by operating activities in our third fiscal quarter of the current year. The third quarter of the prior year reflected the immediate impacts of the events of September 11, 2001. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     Investing Activities

         Cash flows provided by investing activities were $113.4 million for the nine months ended November 30, 2002 compared to cash used in investing of $172.4 million in the same period of the prior year. This increase is primarily attributable to our sales of radio stations in the nine months ended November 30, 2002 as opposed to our purchase of radio stations in the nine months ended November 30, 2001, partially offset by a reduction in capital expenditures in the nine months ended November 30, 2002 over the same period in the prior year. Investment activities include capital expenditures and business acquisitions and dispositions.

         As discussed in results of operations above and in Note 4 to the accompanying condensed consolidated financial statements, Emmis sold radio stations KALC-FM and KXPK-FM in Denver, Colorado for $135.5 million in cash in the quarter ended May 31, 2002. The net cash proceeds of $135.5 million were used to repay outstanding borrowings under the credit facility. As disclosed in the supplemental disclosures to the statements of cash flows, Emmis acquired radio stations KKLT-FM, KTAR-AM and KMVP-AM, in Phoenix, Arizona, in the quarter ended May 31, 2001 for cash of $140.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC's March 2001 senior discount notes offering. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

         Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine month periods ended November 30, 2002 and 2001, we had capital expenditures of $21.0 million and $25.8 million, respectively. We incurred approximately $9.0 million of capital expenditures relating to the construction of new operating facilities for WALA-TV in Mobile, Alabama in the first nine months of the prior year. This decrease is partially offset by capital expenditures associated with our conversion to digital television. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $11.0 million in fiscal 2003 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2003, we will incur approximately $8 million of additional costs, after fiscal 2003, to upgrade the digital signals of five of our local stations and an indeterminable amount to upgrade the digital signals of our nine satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Financing Activities

         Cash flows used in financing activities for Emmis and EOC were $168.0 million and $167.0 million, respectively, for the nine months ended November 30, 2002. Cash flows provided by financing activities for Emmis and EOC were $73.5 million and $74.4 million, respectively, for the same period of the prior year.

         As discussed in Note 4 to the accompanying condensed consolidated financial statements, in April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 distributed to ECC to redeem approximately 22.6% of ECC's $370.0 million, face value, senior discount notes (see discussion below). As indicated in Investing Activities above, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the nine months ended November 30, 2002.

         On March 28, 2001, ECC received $202.6 million of proceeds from the issuance of $370.0 million face value, 12 1/2% senior discount notes due 2011. The net proceeds of $191.1 million, less $93.0 million held in escrow at ECC, were distributed to EOC and used to fund the acquisition of the Phoenix radio stations discussed in Investing Activities above. In June 2001, upon completion of the Company's reorganization, the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

         As of November 30, 2002, EOC had $1,026.9 million of corporate indebtedness outstanding under our credit facility ($726.9 million) and senior subordinated notes ($300.0 million), and an additional $17.4 million of other indebtedness. As of November 30, 2002, total indebtedness outstanding for Emmis included all of

EOC's indebtedness as well as $192.1 million of senior discount notes. Emmis also had $143.8 million of our convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2002, our weighted average borrowing rate under our credit facility was approximately 5.6% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 7.3%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 6.4%.

         Based on amounts currently outstanding under our senior subordinated notes, the debt service requirements of EOC for these notes over the next twelve-month period are $24.4 million. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC's preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. While Emmis had sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the April 15, 2002 payment because Emmis' leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC's board of directors set a record date for the April 15, 2002 payment, but did not declare the dividend. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted to make the payment to the preferred shareholders under the senior discount notes and senior subordinated notes indentures. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC's board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15, 2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary's prior payment. On December 17, 2002, ECC's board of directors declared the January 15, 2003 dividend.

         At January 3, 2003, we had $197.9 million available under our credit facility, less $6.9 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.


Intangibles

         At November 30, 2002, approximately 79% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations' compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and certain indefinite-lived intangibles will not be amortized into results of operations, but instead the recorded value of certain indefinite-lived intangibles will be tested for impairment at least annually with impairment being measured as the excess of the asset's carrying amount over its fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and measured for impairment in accordance with SFAS 121. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $15.3 million and $45.5 million in the three and nine months ended November 30, 2002, respectively. However, our impairment reviews may result in future periodic write-downs.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. Adoption of this Statement by the Company will be effective on March 1, 2003. The Company does not believe that the adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds FASB

Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement No. 145 also rescinds FASB Statement No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this Statement by the Company will be effective on March 1, 2003. The Company has not assessed the impact, if any, that will result from the adoption of Statement No. 145.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. Statement No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Adoption of this statement by the Company will be effective March 1, 2003. The Company does not anticipate that the adoption of Statement No. 148 will have a material impact on its consolidated financial position, results of operations or cash flows.


Regulatory and Other Matters

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations. However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations). The FCC recently commenced an extensive review of its ownership rules, including the rule that prohibits our ownership of the two Hawaii stations, to determine whether the ownership restrictions continue to serve the public interest. We have requested a stay of divestiture until the FCC completes its review of the ownership rules and are currently awaiting the FCC's decision on our request. No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations require all commercial television stations in the United States to be currently broadcasting in digital format. Nine of our television stations are currently broadcasting in digital format and we requested waiver extensions until May 2003 for the remainder. Except for five of our satellite stations on which the FCC has not yet ruled, the FCC granted all of our waiver requests. We continue to work on the digital conversion for our stations and expect the conversion of all but the five satellite stations for which waivers have not been granted to be complete before the expiration of the FCC waivers. With respect to the five satellite stations, we continue to believe that the grant of waivers is appropriate because the delays are due to conditions largely beyond our control. However, no assurances can be given that such waivers will be granted. Based upon the FCC's treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose waiver request is denied and may issue a monetary forfeiture if the station has not commenced digital broadcasting within six months of the date of the FCC's admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

         During the third quarter, Emmis and CBS revised and extended the affiliation agreements for all of our CBS-affiliated stations except our station in Terre Haute, which extends through December 31, 2005. The revised agreements will continue our affiliation with CBS through September 18, 2006. We are also engaged in discussions with NBC and Fox on the modification, renewal or extension of the affiliation agreements for our NBC and Fox affiliated stations. We expect that these affiliation agreements will be modified or extended on terms that will not have a material adverse effect on our results of operations.


Quantitative and Qualitative Disclosures About Market Risk

         Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 2002.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Discussion regarding these items is included in management's discussion and analysis of financial condition and results of operations.


Item 4.  Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

         In December 2002, Emmis reached an agreement with the Hungarian broadcasting authority, the National Radio and Television Board (ORTT), that resolved pending legal issues and extended the national license for Slager, its subsidiary in Hungary, through 2009. Slager agreed to pay the fees due under the original broadcast contract in installments through November 2004, the date the contract was set to expire. The license has been extended an additional five years with payment terms more reflective of the current Hungarian advertising environment

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          The following exhibits are filed or incorporated by reference as a part of this report:

          3.1 Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from
               Exhibit 3.1 to the Company's Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 12.5% Senior Preferred Stock incorporated by reference from
               Exhibit 3.1 to the Company's current report on Form 8-K filed December 13, 2001.

          3.2  Amended and Restated Bylaws of Emmis Communications Corporation.

          3.3  Articles   of   Incorporation   of   Emmis   Operating   Company,
               incorporated by reference from Exhibit 3.4 to the Company's Form S-3/A File No. 333-62172 filed on June 21, 2001.

          3.4  Bylaws of Emmis Operating Company, incorporated by reference from
               Exhibit 3.5 to the Company's Form S-3/A File No. 333-62172 filed on June 21, 2001.

          15   Letter re: unaudited interim financial information.

          99.1 Certification of CEO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certification of CEO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4 Certification of CFO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Neither ECC nor EOC filed reports on Form 8-K during the three months ended November 30, 2002.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EMMIS COMMUNICATIONS CORPORATION





Date:  January 14, 2003                    By:  /s/ WALTER Z. BERGER
                                           Walter Z. Berger
                                           Executive Vice President
                                           (Authorized Corporate Officer),
                                           Chief Financial Officer and Treasurer


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Jeffrey H. Smulyan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emmis Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                            /s/ JEFFREY H. SMULYAN
                                            Jeffrey H. Smulyan
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emmis Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                             /s/ WALTER Z. BERGER
                                             Walter Z. Berger
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EMMIS OPERATING COMPANY





Date: January 14, 2003                     By:  /s/ WALTER Z. BERGER
                                           Walter Z. Berger
                                           Executive Vice President
                                           (Authorized Corporate Officer),
                                           Chief Financial Officer and Treasurer


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jeffrey H. Smulyan, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of Emmis  Operating
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                            /s/ JEFFREY H. SMULYAN
                                            Jeffrey H. Smulyan
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of Emmis  Operating
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                             /s/ WALTER Z. BERGER
                                             Walter Z. Berger
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer