Form 10-K
period 2003-02-28
EMMIS OPERATING CO; EMMIS COMMUNICATIONS CORP
filed 2003-05-14
CIK 1141732, 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 28, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [X] No [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2002, the Registrant's most recently-completed second fiscal quarter, was approximately $738,955,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 2003, was:

                 49,134,869    Class A Common Shares, $.01 par value
                  5,030,002    Class B Common Shares, $.01 par value
                          0    Class C Common Shares, $.01 par value

     Emmis Operating Company has 1,000 shares of common stock outstanding as of April 30, 2003, and all of these shares are owned by Emmis Communications Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Documents                                          Form 10-K Reference
          ---------                                          -------------------

Proxy Statement for 2003 Annual Meeting                            Part III

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I  ..................................................................... 4
  Item 1.    Business........................................................ 4
  Item 2.    Properties......................................................18
  Item 3.    Legal Proceedings...............................................21
  Item 4.    Submission of Matters to a Vote of Security Holders.............21

PART II .....................................................................21
  Item 5.    Market for Registrant's Common Equity and Related
             Shareholder Matters.............................................21
  Item 6.    Selected Financial Data.........................................22
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation..............................25
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......40
  Item 8.     Financial Statements and Supplementary Data....................42
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................93
  Item 10.   Directors and Executive Officers of the Registrant .............93

PART III
  Item 11.   Executive Compensation..........................................94
  Item 12.   Security Ownership of Certain Beneficial Owners,
             and Management, and Related Stockholder Matters.................94
  Item 13.   Certain Relationships and Related Transactions..................94
  Item 14.   Controls and Procedures.........................................94

PART IV
  Item 15.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K. 96.................................................96
Signatures                ...................................................99

                                     PART I


ITEM 1. BUSINESS.

GENERAL

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We operate the sixth largest publicly traded radio portfolio in the United States based on total listeners. We operate eighteen FM radio stations and three AM radio stations in the United States that serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. In addition, we expect to close on our purchase of a controlling interest in six stations in Austin, Texas during the second quarter of our fiscal 2004. The sixteen television stations we operate serve geographically diverse mid-sized markets in the U.S. as well as the large markets of Portland and Orlando and have a variety of television network affiliations, including five with CBS, five with FOX, three with NBC, one with ABC and two with WB.

     Our strategy is to selectively acquire underdeveloped media properties in desirable markets and then to create value by developing those properties to increase their cash flow. We find such underdeveloped properties attractive because they offer greater potential for revenue and cash flow growth than mature properties. We have been successful in acquiring these types of media properties and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We have created top-performing radio stations which rank, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles and Chicago radio markets according to the Fall 2002 Arbitron Survey. We believe that our strong large-market radio presence and diversity of station formats makes us attractive to a diverse base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser. Since acquisition, we have generally improved the margins of our television stations and we believe there is further room for margin improvement.

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

     EMPHASIZE FOCUSED SALES AND MARKETING STRATEGY. We design our local and national sales efforts based on advertiser demand and our programming compared to the competitive formats within each market. We provide our sales force with extensive training and the technology for sophisticated inventory management techniques, which provide frequent price adjustments based on regional and market conditions. Furthermore, additional company resources have been allocated to locate, hire, train and retain top sales people. Under the Emmis Sales Assault Plan (ESAP), a company-wide initiative geared toward attracting and developing sales leaders in the radio, television and magazine industries, we have added nearly 200 sales people to our workforce in the last two years, which was incremental to hirings in the normal course of business.

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

     PURSUE STRATEGIC ACQUISITIONS AND CREATE CASH FLOW GROWTH BY ENHANCING STATION PERFORMANCE. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We intend to pursue acquisitions of radio stations, where we believe we can increase operating income, in our current markets. We will also consider acquisitions of individual radio stations or groups of radio stations in new markets where we expect we can achieve a leadership position. We believe that continued consolidation in the radio broadcasting industry will create attractive acquisition opportunities as the number of potential buyers for radio assets declines due to government regulations on the number of stations a company can own in one market. We believe that attractive acquisition opportunities are also increasingly available in the television broadcasting industry. We intend to evaluate acquisitions of magazine publishing properties and international broadcasting properties that present opportunities to capitalize on our management expertise to enhance cash flow at attractive purchase price multiples with minimal capital requirements.

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

RADIO STATIONS

     In the following table, "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (2002 ed.). We own a 40% equity interest in the publisher of Duncan's Radio Market Guide. "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market based on the Fall 2002 Arbitron Survey. A "t" indicates the station tied with another station for the stated ranking. "Station Audience Share" represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

                                                                                             RANKING IN
                           MARKET                                        PRIMARY              PRIMARY           STATION
     STATION AND           RANK BY                                     DEMOGRAPHIC           DEMOGRAPHIC        AUDIENCE
        MARKET             REVENUE        FORMAT                       TARGET AGES             TARGET            SHARE
        ------             -------        ------                       -----------             ------            -----
Los Angeles, CA               1
              KPWR-FM                   Hip-Hop/R&B                        12-24                  1                5.4
              KZLA-FM                   Country                            25-54                  21               1.9

New York, NY                  2
              WQHT-FM                   Hip-Hop                            12-24                  1                4.8
              WQCD-FM                   Smooth Jazz                        25-54                  7                3.7
              WRKS-FM                   Classic Soul / Today's R&B         25-54                  3                4.1

Chicago, IL                   3
              WKQX-FM                   Alternative Rock                   18-34                  6                2.4

Phoenix, AZ                  14
              KTAR-AM                   News/Talk/Sports                   35-64                  5                4.9
              KKFR-FM                   Rythmic CHR                        18-34                  4                3.8
              KKLT-FM                   Adult Contemporary                 25-54                  6t               3.6
              KMVP-AM                   Sports                             25-54                 21t               0.8

St. Louis, MO                18
              KSHE-FM                   Album Oriented Rock                25-54                  1                5.5
              KPNT-FM                   Alternative Rock                   18-34                  2                3.7
              KIHT-FM                   Classic Hits                       25-54                  3                4.1
              WMLL-FM                   80's and 90's                      18-34                  11               2.8
              KFTK-FM                   Talk                               25-54                  18               1.6

Indianapolis, IN             31
              WIBC-AM                   News/Talk/Sports                   35-64                  5                7.4
              WYXB-FM                   Soft Adult Contemporary            25-54                  4                5.0
              WNOU-FM                   CHR                                18-34                  5                5.3
              WENS-FM                   Hot Adult Contemporary             25-54                  11               2.8

Austin, TX                   34
              KLBJ-AM                   News/Talk                          25-54                  3                6.8
              KLBJ-FM                   Album Oriented Rock                25-54                  4                4.5
              KXMG-FM                   CHR                                18-34                  6                3.2
              KGSR-FM                   Adult Alternative                  25-54                  5                4.1
              KROX-FM                   Alternative Rock                   18-34                  3                4.0
              KEYI-FM                   Oldies                             25-54                  9                3.4

Terre Haute, IN              171
              WTHI-FM                   Country                            25-54                  1                23.3
              WWVR-FM                   Classic Rock                       25-54                  3                12.5



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

     We expect to close on our purchase of a controlling interest in six stations in Austin, Texas during the second quarter of our fiscal 2004.

TELEVISION STATIONS

     In the following table, "DMA Rank" is estimated by the A.C. Nielsen Company ("Nielsen") as of January 2002. Rankings are based on the relative size of a station's market among the 210 generally recognized Designated Market Areas ("DMAs"), as defined by Nielsen. "Number of Stations in Market" represents the number of television stations ("Reportable Stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period. "Station Rank" reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during November 2002. "Station Audience Share" reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

                                                                  NUMBER OF                   STATION
  TELEVISION       METROPOLITAN       DMA        AFFILIATION/     STATIONS       STATION      AUDIENCE       AFFILIATION
   STATION        AREA SERVED        RANK         CHANNEL        IN MARKET        RANK         SHARE         EXPIRATION
   --------       ------------       -----        --------       ----------       -----        ------        ----------
WKCF-TV          Orlando, FL           20           WB/18             6             4             7        December 31, 2009
KOIN-TV          Portland, OR          23           CBS/6             7             1t           13        September 18, 2006
WVUE-TV          New Orleans, LA       42           Fox/8             7             3             9        March 5, 2006
KRQE-TV          Albuquerque, NM       49          CBS/13             7             1t           11        September 18, 2006
WSAZ-TV          Huntington, WV/
                 Charleston, WV        61           NBC/3             4             1            22        January 1, 2009
WALA-TV          Mobile, AL/
                 Pensacola, FL         63          Fox/10             6             4            10        August 24, 2006
WBPG-TV (1)      Mobile, AL/
                 Pensacola, FL         63           WB/55             6             6            NM        August 31, 2006
KSNW-TV          Wichita, KS           66           NBC/3             4             2            14        January 1, 2009
WLUK-TV          Green Bay, WI         69          Fox/11             6             3            13        November 1, 2005
WFTX-TV          Fort Myers, FL        70          Fox/36             6             3t            8        N/A
KGMB-TV (2)      Honolulu, HI          71           CBS/9             5             1            13        September 18, 2006
KHON-TV (2)      Honolulu, HI          71           Fox/2             5             2            12        August 2, 2006
KGUN-TV          Tucson, AZ            73           ABC/9             7             1t           14        February 6, 2005
KMTV-TV          Omaha, NE             74           CBS/3             5             3            14        September 18, 2006
KSNT-TV          Topeka, KS           138          NBC/27             4             2            15        January 1, 2009
WTHI-TV          Terre Haute, IN      146          CBS/10             3             1            23        December 31, 2005


(1)  We purchased this station on March 1, 2003

(2) We are currently operating KGMB-TV under a temporary waiver issued by the FCC. We may be required to sell one of these stations. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

     The long established Networks (ABC, CBS and NBC) have historically paid the affiliated station to broadcast the Network's programming. This Network compensation payment used to vary depending on the time of day that a station broadcasts the network programming. Typically, prime-time programming generated the highest hourly network compensation payments. In the recent years, however, ABC, CBS and NBC have begun to eliminate or sharply reduce compensation payments to stations for clearance of Network programming. In some cases, Networks have undertaken to cut compensation when a station is to be sold and the affiliation agreement is to be assigned or transferred, or when an old affiliation agreement has expired. The more recently established Networks (Fox and WB) generally pay little or no cash compensation for the clearance of network programming. They tend, however, to offer the affiliated station more advertising availability for local sale within Network programming than do the long established networks. In the years ended February 2001, 2002 and 2003, we received approximately $2.5 million, $4.6 million and $3.3 million in network compensation payments, which represented less than 1% of our total net revenues in each year.

PUBLISHING OPERATIONS

     We publish the following magazines through our publishing division:

                                                               Monthly
                                                                Paid
                                                             Circulation
       Regional Magazines:
       Texas Monthly                                             303,000
       Los Angeles                                               158,000
       Atlanta                                                    68,000
       Indianapolis Monthly                                       43,000
       Cincinnati Magazine                                        28,000

       Specialty Magazines*:
       Country Sampler                                           391,000
       Country Sampler Decorating Ideas                          185,000
       Country Sampler Decorating with Paint                     119,000
       Country Marketplace                                       160,000

       * Our specialty magazines are circulated bimonthly.

INTERNET AND NEW TECHNOLOGIES

     We  believe  that the  development  and  explosive  growth of the  Internet present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners, viewers and readers. The opportunity is to further enhance the relationships we already have with our listeners, viewers and readers by expanding products and services offered by our stations and magazines. For that reason, we have individuals at each of our properties dedicated to website maintenance and generating revenues from the property's website.

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

COMMUNITY INVOLVEMENT

     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, United Way's September 11th Fund, The March of Dimes, American Cancer Society, Riley Children's Hospital and research foundations seeking cures for ALS, cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations and magazines take leadership roles in community responses to natural disasters, such as commercial-free news broadcasts covering the events of September 11th and the war in Iraq. The
National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster "for extraordinary involvement in serving the community." Emmis was only the second broadcaster to receive this prestigious honor.

INDUSTRY INVOLVEMENT

     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Television Operators Caucus, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus. Our chief executive has been honored with the National Association of Broadcasters' "National Radio Award" and as Radio Ink's "Radio Executive of the Year." At various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers and our management and on-air personalities have won numerous prestigious industry awards.

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

     Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity and cross ownership rules which limit the types of media properties in any given market that can be owned by the same person.

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

ADVERTISING SALES

     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station's or magazine's sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2003, approximately 27% of our total net revenues were derived from national sales and 73% were derived from local and regional sales. For the year ended February 28, 2003, our radio stations derived a higher percentage of their revenues from local and regional sales (80%) than our television (67%) and publishing entities (77%).

EMPLOYEES

     As of February 28, 2003 Emmis had approximately 2,400 full-time employees and approximately 680 part-time employees. We have approximately 280 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

     Our Internet address is www.emmis.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available the same day we electronically file such material with, or furnish such material to, the SEC. We have been making such reports available on the same day as they are filed during the period covered by this report.

FEDERAL REGULATION OF BROADCASTING

     Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (in part by the Telecommunications Act of 1996 (the "1996 Act")) (the "Communications Act"). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for television and radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The   following  is  a  brief   summary  of  certain   provisions   of  the
Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio and television stations. Other legislation has been introduced from time to time which would amend the Communications Act in various respects, and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or new or amended FCC regulations will be adopted or what their effect would be on Emmis.

     LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. Our licenses currently have the following expiration dates, until renewed:



WENS(FM) (Indianapolis)               August 1, 2004
WIBC(AM) (Indianapolis)               August 1, 2004
WNOU(FM) (Indianapolis)               August 1, 2004
WYXB(FM) (Indianapolis)               August 1, 2004
WTHI-FM (Terre Haute)                 August 1, 2004
WWVR(FM) (Terre Haute)                August 1, 2004
WSAZ-TV (Huntington)                  October 1, 2004
WKQX(FM) (Chicago)                    December 1, 2004
WMLL(FM) (St. Louis)                  December 1, 2004
KSHE(FM) (St. Louis)                  February 1, 2005
WFTX-TV (Fort Myers)                  February 1, 2005
WKCF(TV) (Orlando)                    February 1, 2005
KFTK(FM) (St. Louis)                  February 1, 2005
KIHT(FM) (St. Louis)                  February 1, 2005
KPNT(FM) (St. Louis)                  February 1, 2005
WALA-TV (Mobile)                      April 1, 2005
WBPG(TV) (Mobile)                     April 1, 2005
WVUE(TV) (New Orleans)                June 1, 2005
WTHI-TV (Terre Haute)                 August 1, 2005

KKLT(FM) (Phoenix)                    October 1, 2005
KKFR(FM) (Phoenix)                    October 1, 2005
KTAR(AM) (Phoenix)                    October 1, 2005
KMVP(AM) (Phoenix)                    October 1, 2005
KPWR(FM) (Los Angeles)                December 1, 2005
WLUK-TV (Green Bay)                   December 1, 2005
KZLA-FM (Los Angeles)                 December 1, 2005
KREZ-TV (Durango)                     April 1, 2006
WQHT(FM) (New York)                   June 1, 2006
WQCD(FM) (New York)                   June 1, 2006
WRKS(FM) (New York)                   June 1, 2006
KSNW(TV) (Wichita)                    June 1, 2006
KMTV(TV) (Omaha)                      June 1, 2006
KSNT(TV) (Topeka)                     June 1, 2006
KSNG(TV) (Garden City)                June 1, 2006
KSNC(TV) (Great Bend)                 June 1, 2006
KSNK(TV) (McCook-Oberlin)             June 1, 2006
KRQE(TV) (Albuquerque)                October 1, 2006
KGUN(TV) (Tucson)                     October 1, 2006
KBIM-TV (Roswell)                     October 1, 2006
KHON-TV (Honolulu)                    February 1, 2007
KAII-TV (Maui)                        February 1, 2007
KHAW-TV (Hawaii)                      February 1, 2007
KOIN(TV) (Portland)                   February 1, 2007
KGMB(TV) (Honolulu)                   February 1, 2007
KGMD-TV (Hawaii)                      February 1, 2007
KGMV(TV) (Maui)                       February 1, 2007


     Emmis also has filed applications with the FCC to acquire controlling interests in six additional radio stations. The FCC licenses for these stations, which are located in the Austin, Texas, market, will expire on August 1, 2005.

     Under the Communications Act, at the time an application is filed for renewal of a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own motion) that there is a "substantial and material" question as to whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether the renewal application should be granted. The Communications Act provides for the grant of a renewal application upon a finding by the FCC that the licensee:

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

     REVIEW OF OWNERSHIP RESTRICTIONS. The 1996 Act requires the FCC to review all of its broadcast ownership rules every two years in a so-called "biennial review proceeding" and to repeal or modify any of its rules that are no longer "necessary in the public interest." The 2002 biennial review proceeding was initiated by the Commission in September 2002; the FCC anticipates that it will issue a decision in the proceeding in the spring of 2003. Each of the radio and television ownership restrictions detailed below is under consideration in this proceeding.

RADIO OWNERSHIP: Under FCC rules, with limited exceptions, the number of radio stations that may be owned by one entity in a given radio market is dependent upon the number of commercial radio stations in that market:

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

     The FCC has been aggressive in examining issues of market concentration when considering radio station acquisitions, even where the numerical limits described above are not violated. In some instances, the FCC has delayed its approval of proposed radio station purchases because of market concentration concerns, and in several recent cases, the FCC has ordered evidentiary hearings to determine whether a proposed transaction would result in excessive concentration. Additionally, in December 2000, the FCC launched a proceeding to examine possible revisions to the manner in which the agency counts stations and defines a radio "market" for purposes of determining compliance with the local radio multiple ownership restrictions. In November 2001, the FCC subsumed this proceeding into a more comprehensive proceeding to review all aspects of the agency's local radio multiple ownership rules, including, among other things, whether it may or should modify its local radio multiple ownership rules to address concerns of undue market concentration. The FCC has also requested comment on future regulatory treatment of radio time brokerage agreements (also known as "local marketing agreements" or "LMA's") and radio joint sales agreements. That proceeding, in turn, has been incorporated into the Commission's currently pending biennial review proceeding.

     TELEVISION OWNERSHIP: Pursuant to the 1996 Act, the FCC substantially revised its local television ownership rules (including its television "duopoly" rule and radio/television cross-ownership rule) in an August 1999 decision, as modified by a January 2001 reconsideration order. The FCC's revised television duopoly rule permits an entity to own two or more television stations in separate Designated Market Areas ("DMAs"). The rule also permits an entity to own two or more television stations in the same DMA if:

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

     The television duopoly rule was appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In April 2002, the D.C. Circuit issued a decision remanding the rule to the FCC for further consideration. The court found that the FCC had not justified excluding media other than television stations as "voices" to be counted for purposes of determining compliance with the rule. The court-ordered remand has been incorporated into the FCC's 2002 biennial review proceeding.

     Our acquisition of the Lee Enterprises stations required a waiver of the television duopoly rule because the signals of KHON-TV and KGMB-TV (one of the Lee Enterprises stations) overlap, the stations serve the same market, and both stations are rated among the top four in that market. In approving the acquisition, the FCC granted a temporary waiver of the rule, ordering that an application for divestiture of either KHON-TV or KGMB-TV (plus associated "satellite" stations) be filed on or before April 1, 2001; that deadline was subsequently extended at our request to April 1, 2002. In February 2002, we filed a request for a further extension to April 1, 2003, which was opposed by a Honolulu broadcaster. In response to our further extension request, the FCC required us to file additional information concerning our divestiture efforts. Pending its review of the information we submitted, the FCC granted us an interim extension of our waiver until July 1, 2002. To date, the Commission has not taken any additional action with respect to our further extension request. In addition, in May 2002, we filed a request for interim relief with the Commission, asking that the divestiture requirement be stayed pending the outcome of the 2002 biennial review. That request was apposed by the same Honolulu broadcaster who opposed the February extension request, as well as by two local public interest groups. In September 2002, we supplemented the request for interim relief with additional information. The request remains pending, and we cannot predict whether it will be granted.

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

For purposes of this rule, the FCC counts as "voices" commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and cable operators. The Commission will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a "failed station."

     The 1996 Act required the FCC to relax its restriction on the number of television stations that a single entity may own nationwide. Specifically, the rule was adjusted to restrict ownership to stations reaching, in the aggregate, no more than 35 percent of the total national audience. In its 1998 biennial review decision, the FCC decided to retain the 35 percent limit, rejecting requests to further relax the ownership cap. In response, certain TV group owners filed comments with the FCC and/or appeals in the D.C. Circuit seeking elimination, or at least relaxation, of this limit. In February 2002, the D.C. Circuit issued a decision requiring the FCC to initiate further proceedings to justify its decision to retain the 35 percent cap. In the same decision, the court also vacated the FCC's rule prohibiting common ownership of a television station and a cable television system in the same market; that rule subsequently was repealed by the FCC. As a result of the court's decision, in early April 2002, the FCC granted Viacom/CBS a stay of the May 2002 deadline that the FCC had set for the network to divest certain of its television stations in order to come into compliance with the 35 percent cap; the stay will remain in effect until one year after the FCC completes review of the national cap as required by the court's decision. Fox has obtained a similar stay.

     Current FCC rules also prohibit common ownership of a daily newspaper and a radio or television station in the same market. In September 2001, the FCC initiated a proceeding requesting comment on whether to eliminate, or at least relax, this restriction. That proceeding subsequently was rolled into the 2002 biennial review proceeding.

     We cannot predict the ultimate outcome of the proceedings described above, future biennial reviews or other agency or legislative initiatives or the impact, if any, that they will have on our business.

     ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, "Non-U.S. Persons"). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria in order to determine whether a certain ownership interest or other relationship with a Commission licensee is significant enough to be "attributable" or "cognizable" under its rules.

Specifically, among other relationships, certain stockholders, officers, and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the Commission's rules where the broadcasting company and such a stockholder, officer, or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC's regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

     o all officer and director positions in a licensee or its (in)direct parent(s);

     o voting stock interests of at least five percent (or twenty percent, if the holder is a passive institutional investor, i.e., a mutual fund, , insurance company, or bank);

     o any equity interest in a limited partnership or limited liability company where the limited partner or member is "materially involved" in the media-related activities of the LP or LLC and has not been "insulated" from such activities pursuant to specific FCC criteria;

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

          In a January 2001 order, the FCC eliminated its "single majority shareholder exemption" for purposes of the broadcast attribution rules. The exemption had provided that, in cases where one person or entity (such as Jeffrey H. Smulyan in the case of Emmis) held more than 50 percent of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not be deemed to hold an attributable interest in the company. Although the FCC eliminated the single majority shareholder exemption, it grandfathered minority interests in broadcasting companies with single majority shareholders where the interests were acquired prior to December 14, 2000, the adoption date of the FCC's order. The FCC's decision to eliminate the single majority shareholder exemption was called into question by a March 2001 federal court decision, which reversed and remanded the FCC's decision to eliminate the corresponding exemption for purposes of the cable television attribution rules. In light of that decision, the Commission initiated a proceeding to review the single majority shareholder exemption in both the cable and broadcast contexts. The FCC also issued an order suspending enforcement of the elimination of the exemption until a decision is reached in its review proceeding, which remains pending. Accordingly, the single majority shareholder exemption remains in force.

     Should the FCC ultimately eliminate the exemption, any minority interests in Emmis of at least five percent that were acquired on or after December 14, 2000 will not be exempt from attribution, despite Mr. Smulyan's majority interest. Moreover, in the event that Mr. Smulyan no longer holds more than 50 percent of the voting power, the interests of grandfathered minority shareholders which had theretofore been considered nonattributable would become attributable, such that any other media interests held by these shareholders would be combined with Emmis' media interests for purposes of determining compliance with FCC ownership rules. Mr. Smulyan's level of voting control could decrease to or below 50 percent as a result of transfers of common stock pursuant to agreement, exercise of options to acquire common stock, or conversion of the Class B Common Stock into Class A Common Stock. In the event of noncompliance with the FCC's attribution rules, steps required to achieve compliance could include divestitures by either the shareholder or Emmis, as the situation dictates. Further, an attributable interest of any shareholder (including grandfathered minority interests) in another broadcast station or other media entity in a market where Emmis owns or seeks to acquire a station is subject to review by the FCC under its "equity/debt plus policy," and could result in Emmis being unable to obtain one or more FCC authorizations needed to conduct its broadcast business or FCC consents necessary for future acquisitions. Conversely, Emmis' media interests could operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.

     ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding attributable interests therein, and compliance with the Communications Act's limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Federal law prohibits the broadcast of obscene material and regulates the broadcast of indecent material, which is subject to enforcement action by the FCC. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal applications, although such complaints may be filed by concerned parties and considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation.

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

     Television broadcasters are allowed to use their DTV channels according to their best business judgment, provided that they continue to offer at least one free programming service that is at least comparable to today's analog service. Digital services and programming can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals (so-called "ancillary" services). The FCC has imposed a fee of five percent of the annual gross revenues for television broadcasters' use of the DTV spectrum to offer ancillary services. The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air "high definition" programming. Beginning April 1, 2003, broadcasters operating in digital mode were required to simulcast at least 50 percent of their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999, and affiliates of those networks in markets 11-30, including KOIN-TV, were required to be on the air with a digital signal by November 1, 1999; KOIN-TV complied with this deadline. The remaining commercial stations, including all other television stations owned by Emmis, were required to file DTV construction permit applications by November 1, 1999, and were required to be on the air with a digital signal by May 1, 2002, absent an extension on a station-by-station basis. All Emmis' stations met the November 1, 1999 application deadline. Stations WALA, WKCF, and WFTX met the May 1, 2002 on-air deadline, and all other stations subsequently initiated DTV service prior to their extended deadlines, except WVUE(TV), KGUN(TV), KSNK(TV), and the Hawaii stations. KSNK(TV) and the Hawaii stations have obtained further extensions, and extension requests are pending for WVUE(TV) and KGUN(TV). Additionally, all of the Emmis stations filed timely applications to "maximize" (expand the coverage of) the DTV facilities to ensure the DTV coverage is equal to or better than the coverage of our analog channels.

     WBPG is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation; rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. Further, since Channel 55, on which WBPG operates, is to be reallocated by the FCC for other use at the end of the DTV transition period, the FCC will assign the station to a different channel at that time unless it has already changed its channel.

     In January 2001, the FCC issued a further order on DTV transition issues, setting a number of deadlines for commercial broadcasters. The order required commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) to elect by the end of December 2003 the channel they will use for broadcasting after the transition is complete.
Similarly, the FCC decided in the order that, by the end of December 2004, commercial broadcasters not replicating their existing analog service areas will lose interference protection in those portions of their existing service areas not covered by their digital signals. The order further held that, by the end of December 2004, commercial broadcasters must provide a stronger digital signal to their communities of license than was previously required.

     In November 2001, the FCC issued a reconsideration order on DTV transition issues, which modified many of the rules established in January 2001. Specifically, the reconsideration order temporarily defers the FCC's previously established deadlines for broadcasters to: (1) choose their permanent post-transition DTV channel; (2) provide a DTV signal that replicates their analog service area; and (3) build maximized DTV facilities. The order also permits broadcasters to request special temporary authority to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. In addition, the order allows commercial stations subject to the May 1, 2002 construction deadline (i.e., stations not in the top 30 markets) to initially broadcast a digital signal during prime time hours only.

     In April 2002 the FCC Chairman challenged the broadcast, cable, satellite, and consumer electronics industries to take certain voluntary actions designed to speed the DTV transition. Although members of the broadcast, cable, and satellite industries were quick to make commitments to comply with Chairman Powell's proposals, the consumer electronics industry was reluctant to embrace the plan. Consequently, the Commission found it necessary to formally mandate a phased-in DTV tuner requirement. As a result, all new television sets 13 inches and larger and all TV interface devices (VCRs, etc.) must include the capability of tuning and decoding over-the-air digital signals by 2007.

     In January 2003, the FCC launched its second periodic review of its DTV rules and proposed new deadlines for stations to choose their post-transition digital channels, to replicate their analog service areas and maximize their digital facilities in order to maintain protection of their allotted and/or expanded service areas. The Commission proposed July 1, 2005 as the date for affiliates of ABC, NBC, CBS and Fox in the top 100 markets to build out their full facilities or lose protection for the "unused" areas. This deadline would apply to all the Emmis television stations except WTHI, KSNT and WKCF. All other stations, including WTHI, KSNT and WKCF, would be required to build out their full facilities by July 1, 2006 under the Commission's proposal. The FCC proposed May 1, 2005 as the deadline for choosing a permanent DTV channel. The FCC also will decide in the proceeding how to evaluate when the transition to digital television has been achieved and, accordingly, when broadcasters will be required to operate exclusively in digital mode and turn in the channel not used for digital broadcasting. Under current law, that date is set at December 31, 2006 or the date by which 85 percent of the television households in a licensee's market are capable of receiving the signals of DTV stations.

     Another area of concern for the DTV transition is the technical standards needed to ensure that digital television sets can connect to cable systems. At the request of the FCC, the cable and consumer electronics industries entered into a Memorandum of Understanding ("MOU") setting forth an agreement on a cable compatibility standard. The Commission put the MOU out for public comment in January of 2003.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting over 500 channels of digital television service directly to subscribers' equipment with 18-inch receiving dishes and  decoders.  At this time,  several  entities  provide  DBS service to consumers throughout the country. In order to protect network-affiliated broadcast stations from the effects of satellite importation of non-local network signals into their markets, DBS operators are permitted to deliver distant network signals only to unserved households in so-called "white areas" (i.e., locations too distant from a local network affiliate to receive a sufficiently strong "over-the-air" signal). In addition, in November 1999, Congress enacted the Satellite Home Viewer Improvement Act ("SHVIA"), which authorizes DBS companies to provide local television signals to their subscribers pursuant to a retransmission consent agreement with the station. In March 2000, the FCC adopted regulations governing the statutory requirements for "good faith" negotiations and non-exclusive agreements in retransmission consent contracts between broadcasters (and all multichannel video program distributors). Broadcasters are required to negotiate non-exclusive retransmission consent agreements in good faith until January 1, 2006; however, the law explicitly provides that broadcasters may enter into agreements with competing DBS carriers on different terms.

     Moreover, effective January 1, 2002, local television stations became entitled to "must-carry" rights on a DBS system if the system is providing any local television station(s) to its subscribers. In such markets, stations now can choose whether to demand carriage on a DBS system by electing must-carry status or to negotiate with the DBS operator for specific carriage terms by electing retransmission consent status. SHVIA also "grandfathered" delivery of the signals of television stations via DBS to certain subscribers who may have been receiving such signals in violation of prior law. In November 2000, the FCC adopted rules to implement SHVIA provisions regarding "local-into-local" satellite service, must-carry election cycle rules and related policies for satellite carriage of broadcast signals. Under the new FCC rules, a broadcast television station must affirmatively elect must-carry status to require a DBS operator to carry its station; the first elections were due by July 1, 2001. In response to a challenge to certain provisions of SHVIA, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the requirement that DBS operators carry the signal of all local television stations in markets where they elect to carry any local signals. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or on an a la carte basis. The rule allows consumers to choose between the two options. In response to broadcasters' first elections, DBS operators issued a large number of carriage denial letters, prompting the FCC to issue an order in September 2001 clarifying the DBS mandatory carriage rules. In particular, the FCC emphasized that a satellite carrier must have a "reasonable basis" for rejecting a broadcast station's carriage request.

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

     Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of "short" (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The Commission has adopted rules implementing a new low power FM ("LPFM") service. The FCC has begun accepting applications for LPFM stations and has granted some of those applications. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

     The FCC has also authorized two companies to launch and operate satellite digital audio radio service ("SDARS") systems. Both companies--Sirius Satellite Radio, Inc. and XM Radio--are now providing nationwide service. Currently, the FCC is considering a proposal to permit SDARS to be supplemented by terrestrial "repeating" transmitters designed to fill "gaps" in satellite coverage. We cannot predict the impact of SDARS on our radio stations' listenership.

     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting ("DAB"). The in-band, on-channel ("IBOC") technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power).

     In January 2001, the D.C. Circuit concluded that the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC adopted new EEO rules in November 2002, which went into effect in March 2003.

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


GEOGRAPHIC FINANCIAL INFORMATION

     The Company's segments operate primarily in the United States with one national radio station located in Hungary and two radio stations located in Argentina. The following tables summarize relevant financial information by geographic area:

                                  For the year ended February 28,
Net Revenues:                2001               2002              2003
                            ----                ----              ----
                                          (In Thousands)
    Domestic            $ 458,767            $ 523,124         $ 550,553
    International          14,578               16,698            11,810
                           ------               ------            ------
    Total               $ 473,345            $ 539,822         $ 562,363
                        =========            =========         =========


                                        As of February 28,
Noncurrent Assets:            2001              2002             2003
                              ----              ----             ----
                                          (In Thousands)
    Domestic            $ 2,263,796          $ 2,229,680      $ 1,942,069
    International            27,970               16,867           14,663
                             ------               ------           ------
    Total               $ 2,291,766          $ 2,246,547      $ 1,956,732
                        ===========          ===========      ===========


     With respect to EOC, the above information would be identical, except domestic noncurrent assets would be $2,218,750 and $1,934,540 and total noncurrent assets would be $2,235,617 and $1,949,203 as of February 28, 2002 and 2003, respectively.

ITEM 2.  PROPERTIES.

     The following table sets forth information as of February 28, 2003 with respect to offices, studios and broadcast towers of stations and magazines currently owned by Emmis. Management believes that the properties are in good condition and are suitable for Emmis' operations.



                                                                                                   EXPIRATION
                                                       YEAR PLACED         OWNED OR                    DATE
              PROPERTY                                 IN SERVICE           LEASED                   OF LEASE
              --------                                 ----------           ------                   --------
Corporate and Publishing Headquarters/                    1998               Owned                      --
WENS-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower                                             1985               Owned                      --
WNOU-FM Tower                                             1979               Owned                      --
WIBC-AM Tower                                             1966               Owned                      --
WYXB-FM Tower                                             2003               Owned                      --

WMLL-FM/KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM                   1998              Leased                December 2007
800 St.  Louis Union Station
St.  Louis, Missouri
WMLL-FM Tower                                             1984               Owned                      --
KFTX-FM Tower                                             1987              Leased    August 2009 with option to March 2023
KIHT-FM Tower                                             1995              Leased    September 2005 with two 5-year options
KPNT-FM Tower                                             1987               Owned                      --
KSHE-FM Tower                                             1985              Leased                  April 2009

KPWR-FM                                                   1988              Leased                 October 2017
KZLA-FM                                                   2002              Leased                 October 2017
2600 West Olive
Burbank, California
KPWR-FM Tower                                             1993              Leased                Month-to-Month
KZLA-FM tower                                             1991              Leased                December 2004



                                                                                                    EXPIRATION
                                                       YEAR PLACED         OWNED OR                    DATE
              PROPERTY                                 IN SERVICE           LEASED                   OF LEASE
              --------                                 ----------           ------                   --------
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

WKQX-FM                                                   2000              Leased       December 2015 with 5 year option
230 Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                             1975              Leased                September 2009

Atlanta Magazine Office                                   1997              Leased                 July 20031
1330 Peachtree Street, N.E.
Atlanta, Georgia

Cincinnati Magazine                                       1996              Leased                November 2006
One Centennial Plaza
Cincinnati, OH

Texas Monthly                                             1989              Leased                 August 2009
701 Brazos, Suite 1600
Austin, TX

KHON-TV                                                   1999               Owned                      --
88 Piikoi Street
Honolulu, HI
KHON-TV Tower                                             1978              Leased      December 2008 with 10 year option

WALA-TV                                                   2002               Owned                      --
WBPG-TV                                                   2003               Owned                      --
1501 Satchel Paige Dr.
Mobile, AL
WALA-TV Tower                                             1962               Owned                      --
WBPG-TV Tower                                             2001              Leased                  July 2010

WFTX-TV                                                   1987               Owned                      --
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower                                             1985               Owned                      --

WLUK-TV                                                   1966               Owned                      --
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower                                             1961               Owned                      --

WTHI-TV/FM/WWVR-FM                                        1954               Owned                      --
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower                                             1965               Owned                      --
WTHI-FM Tower                                             1954               Owned                      --
WWVR-FM Tower                                             1966               Owned                      --

WVUE-TV                                                   1972               Owned                      --
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower                                             1963               Owned                      --

WKCF-TV                                                   1998               Owned                      --
31 Skyline Drive
Lake Mary, FL
WKCF-TV Tower                                             2001              Leased                  April 2016

Los Angeles Magazine                                      2000              Leased                November 2010
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA 90036

Country Sampler                                           1988               Owned                      --
707 Kautz Road
St. Charles, IL  60174

1New location and 10 year lease beginning August 1, 2003.



                                                                                                    EXPIRATION
                                                       YEAR PLACED         OWNED OR                    DATE
              PROPERTY                                 IN SERVICE           LEASED                   OF LEASE
              --------                                 ----------           ------                   --------
RDS/Co-Opportunities                                      1989              Leased                December 2003
324 Campus Lane, Suite B
Suisun, CA  94585

Emmis West (Corporate)                                    1999              Leased                 January 2004
15821 Ventura Blvd., #685
Encino, CA  91436

Slager Radio                                              1998              Leased                December 2004
Szabadsag Ut 117 (Atronyx Bldg. B)
H-2040 Budaors, Hungary
Slager Tower                                              1998              Leased                November 2004

KOIN-TV                                                   1984              Leased        June 2083 with 99 year option
222 S.W. Columbia St.
Portland, OR 97221
KOIN-TV Tower                                             1953               Owned                      --

KSNT-TV                                                   1967               Owned                      --
6835 N.W. U.S. Hwy 24
Topeka, KS 66618
KSNT-TV Tower                                             1967               Owned                      --

WSAZ-TV                                                   1971               Owned                      --
645 5th Avenue
Huntington, WV 25701
WSAZ-TV Tower                                             1954               Owned                      --

KGMB-TV                                                   1952               Owned                      --
1534 Kapiolani Blvd.
Honolulu, HI 96814
KGMB-TV Tower                                             1962               Owned                      --

KMTV-TV                                                   1978               Owned                      --
10714 Mockingbird Dr.
Omaha, NE 68127
KMTV-TV Tower                                             1967               Owned                      --

KGUN-TV                                                   1990               Owned                      --
7280 E. Rosewood
Tucson, AZ 85710
KGUN-TV Tower                                             1956              Leased                  July 2016

KRQE-TV                                                   1953               Owned                      --
13 Broadcast Plaza S.W.
Albuquerque, NM 87104
KRQE-TV Tower                                             1959               Owned                      --

KTAR-AM/KMVP-AM/KKLT-FM/KKFR-FM                           1994               Owned                      --
5300 N. Central Ave.
Phoenix, AZ 85012
KTAR-AM Tower                                             1958               Owned                      --
KMVP-AM Tower                                             1996              Leased                December 2008
KKLT-FM Tower                                             1990               Owned                      --
KKFR-FM Tower                                             1998              Leased                 April 20032

KSNW-TV                                                   1955               Owned                      --
833 N. Main St.
Wichita, KS 67203
KSNW-TV Tower                                             1955               Owned                      --

Argentina                                                 1996               Owned                      --
Uriarte 1899 (1414) Capital Federal
Buenos Aires, Argentina
Argentina Tower - AM                                      1996               Owned                      --
Argentina Tower - FM                                      1996               Owned                      --


2 Verbal agreement to lease on month-to-month basis through end of calendar year 2003

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

     In December 2002, Emmis reached an agreement with the Hungarian broadcasting authority, the National Radio and Television Board (ORTT), that resolved pending legal issues and extended the national license for Slager, its subsidiary in Hungary, through 2009. Slager agreed to pay the fees due under the original broadcast contract in installments through November 2004, the date the contract was set to expire. The license has been extended an additional five years with payment terms more reflective of the current Hungarian advertising environment


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Emmis' Class A common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS. There is no established public trading market for Emmis' Class B common stock or Class C common stock or for the common stock of EOC.

     The following table sets forth the high and low sale prices of the Class A common stock for the periods indicated. No dividends were paid during any such periods.

QUARTER ENDED                          HIGH              LOW
-------------                          ----              ---
May 2001                              $33.95            $20.06
August 2001                           33.65             23.32
November 2001                         24.95             12.27
February 2002                         27.37             15.85

May 2002                              31.85             26.15
August 2002                           30.15             11.65
November 2002                         24.05             14.25
February 2003                         24.86             17.82


     At April 25, 2003 there were 4,222 record holders of the Class A common stock, and there was one record holder of the Class B common stock. As of April 25, 2003, there was one record holder of the EOC common stock.

     Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

                      Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of February 28, 2003. These plans include the 1994 Equity Incentive Plan, the 1995 Equity Incentive Plan, the Non-Employee Director Stock Option Plan, the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan, the 2002 Equity Compensation Plan and the Employee Stock Purchase Plan. Our shareholders have approved all of these plans.


                                                                                                    Number of Securities
                                       Number of Securities to       Weighted-Average          Remaining Available for Future
                                       be Issued Upon Exercise       Exercise Price of              Issuance under Equity
                                       of Outstanding Options,      Outstanding Options,        Compensation Plans (Excluding
                                         Warrants and Rights        Warrants and Rights      Securities Reflected in Column (a))
Plan Category                                       (a)                      (b)                               (c)
                                      -------------------------    ---------------------    --------------------------------------
Equity Compensation Plans
    Approved by Security  Holders           5,933,692 (1)               $ 26.53 (1)                       4,933,846 (2)
Equity Compensation Plans
    Not Approved by Security  Holders                 --                        --                                  --
Total                                       5,933,692 (1)               $ 26.53 (1)                       4,933,846 (2)

                                -----------------

(1) Includes 674,213 shares estimated to be issuable in 2004 to employees in lieu of current salary pursuant to contract rights under our stock compensation program. See Note 1h to our Consolidated Financial Statements. The exact number and price of shares to be issued depends upon actual compensation during the period prior to issuance and changes in our share price and cannot be determined at this time. Thus, the weighted averages in Column B do not reflect these shares. The amount in Column A excludes obligations under employment contracts to issue bonus shares in the future.

(2) Includes 338,846 shares currently available under the initial authorization for the Employee Stock Purchase Plan. The number of shares reserved for issuance under this plan is automatically increased on the first day of each fiscal year by the lesser of 0.5% of the common shares outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by our board of directors. On March 4, 2003, options were granted to employees for an additional 1,095,310 shares.


ITEM 6.  SELECTED FINANCIAL DATA

          Emmis Communications Corporation
          FINANCIAL HIGHLIGHTS

                                                                          YEAR ENDED FEBRUARY 28 (29),
                                                                          ----------------------------
                                                                     (Dollars in thousands, except share data)
                                                          1999          2000          2001           2002          2003
                                                          ----          ----          ----           ----          ----
OPERATING DATA:
   Net revenues                                          $232,836      $325,265       $473,345      $539,822      $562,363
   Station operating expenses, excluding
       noncash compensation                               143,348       199,818        299,132       354,157       349,251
   Corporate expenses, excluding
       noncash compensation                                11,904        15,430         17,601        20,283        21,359
   Time brokerage fees                                      2,220             -          7,344           479             -
   Depreciation and amortization (1)                       28,314        44,161         74,018       100,258        43,370
   Non-cash compensation                                    4,269         7,357          5,400         9,095        22,528
   Restructuring fees                                           -             -          2,057           768             -
   Impairment loss and other (2)                                -           896          2,000        10,672             -
   Operating income                                        42,781        57,603         65,793        44,110       125,855
   Interest expense                                        35,650        51,986         72,444       129,100       103,835
   Other income (loss), net (3)                             1,914         3,247         38,037        (3,657)        5,294

   Income (loss) before income taxes, extraordinary item
       and cumulative effect of accounting change           9,045         8,864         31,386       (88,647)       27,314
   Income (loss) before extraordinary item
       and cumulative effect of accounting change           2,845         1,989         13,736       (63,024)       14,049
   Net income (loss) (4)                                    1,248           (33)        13,736       (64,108)     (164,468)
   Net income (loss) available to
       common shareholders                                  1,248        (3,177)         4,752       (73,092)     (173,452)

   Net income (loss) per share available
       to common shareholders:
       Basic:
       Before accounting change and extraordinary loss   $   0.10      $  (0.03)      $   0.10      $  (1.52)     $   0.10
       Extraordinary loss, net of tax                       (0.06)        (0.06)             -         (0.02)        (0.21)
       Cumulative effect of accounting change, net of tax       -             -              -             -         (3.16)
                                                           ------       -------         ------       -------        ------
       Net income (loss) available to common
         shareholders                                    $   0.04      $  (0.09)      $   0.10      $  (1.54)     $  (3.27)
                                                           ======       =======         ======       =======       =======

       Diluted:
       Before accounting change and extraordinary loss   $   0.10      $  (0.03)      $   0.10      $  (1.52)     $   0.10
       Extraordinary loss, net of tax                       (0.06)        (0.06)             -         (0.02)        (0.21)
       Cumulative effect of accounting change, net of tax       -             -              -             -         (3.16)
                                                            -----         -----                        -----         -----
       Net income (loss) available to common
         shareholders                                    $   0.04      $  (0.09)      $   0.10      $  (1.54)     $  (3.27)
                                                           ======       =======         ======       =======       =======

   Weighted average common shares outstanding (5):
       Basic                                               28,906        36,156         46,869        47,334        53,014
       Diluted                                             29,696        36,156         47,940        47,334        53,014

                                                                               FEBRUARY 28 (29),
                                                     --------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                        1999           2000          2001          2002           2003
                                                        ----           ----          ----          ----           ----
BALANCE SHEET DATA:
      Cash                                               $ 6,117      $ 17,370      $ 59,899        $ 6,362      $ 16,079
      Working capital (6)                                  1,249        28,274        97,885         19,828        28,024
      Net intangible assets                              802,307     1,033,970     1,852,259      1,953,331     1,676,733
      Total assets                                     1,014,831     1,327,306     2,506,872      2,510,069     2,116,413
      Long-term credit facility, senior subordinated
          debt and senior discount notes (7)             577,000       300,000     1,380,000      1,343,507     1,194,789
      Shareholders' equity                               235,549       776,367       807,471        735,557       704,705


                                                                           YEAR ENDED FEBRUARY 28 (29),
                                                        ---------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                        1999           2000          2001          2002           2003
                                                        ----           ----          ----          ----           ----
OTHER DATA:
      Cash flows from (used in):
          Operating activities                          $ 35,121      $ 26,360      $ 97,730       $ 69,377      $ 95,149
          Investing activities                          (541,470)     (271,946)   (1,110,755)      (175,105)      106,301
          Financing activities                           506,681       256,839     1,055,554         52,191      (191,733)
      Capital expenditures                                37,383        29,316        26,225         30,135        30,549
      Cash paid for taxes                                  1,580         9,589           550          1,281           887


(1) We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Included in depreciation and amortization expense for fiscal 1999, 2000, 2001 and 2002 is amortization expense of $16.9 million, $28.4 million, $39.5 million and $58.2 million, respectively, related to amortization of our goodwill and FCC licenses.

(2) Year ended February 28, 2002 includes a $9.1 million asset impairment charge and a $1.6 million charge related to the early termination of certain TV contracts.

(3) See Management's Discussion and Analysis of Financial Condition and Results of Operation for a description of the components of other income in the year ended February 28, 2001.

(4) Year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

(5) In February 2000, Emmis effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown has been retroactively adjusted to reflect the stock split.

(6) February 28, 2002 excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $135.0 million.

(7) February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

Emmis Operating Company
FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED FEBRUARY 28 (29),
                                                                            ----------------------------
                                                                       (Dollars in thousands, except share data)
                                                              1999           2000          2001          2002          2003
                                                              ----           ----          ----          ----          ----
OPERATING DATA:
       Net revenues                                          $ 232,836     $ 325,265     $ 473,345     $ 539,822     $ 562,363
       Station operating expenses,
            excluding noncash compensation                     143,348       199,818       299,132       354,157       349,251
       Corporate expenses,
            excluding noncash compensation                      11,904        15,430        17,601        20,283        21,359
       Time brokerage fees                                       2,220             -         7,344           479             -
       Depreciation and amortization (1)                        28,314        44,161        74,018       100,258        43,370
       Non-cash compensation                                     4,269         7,357         5,400         9,095        22,528
       Restructuring fees                                            -             -         2,057           768             -
       Impairment loss and other (2)                                 -           896         2,000        10,672             -
       Operating income                                         42,781        57,603        65,793        44,110       125,855
       Interest expense                                         35,650        51,986        72,444       104,102        78,058
       Other income (loss), net (3)                              1,914         3,247        38,037        (4,643)        5,293

       Income (loss) before income taxes, extraordinary items
            and cumulative effect of accounting change           9,045         8,864        31,386       (64,635)       53,090
       Income (loss) before extraordinary item
            and cumulative effect of accounting change           2,845         1,989        13,736       (46,802)       30,724
       Net income (loss) (4)                                     1,248           (33)       13,736       (47,886)     (139,565)

                                                                                   FEBRUARY 28 (29),
                                                                                   -----------------
                                                                                 (Dollars in thousands)
                                                              1999           2000          2001          2002          2003
                                                              ----           ----          ----          ----          ----
BALANCE SHEET DATA:
       Cash                                                    $ 6,117      $ 17,370      $ 59,899       $ 6,362      $ 16,079
       Working capital (5)                                       1,249        28,274        97,885        20,951        29,147
       Net intangible assets                                   802,307     1,033,970     1,852,259     1,953,331     1,676,733
       Total assets                                          1,014,831     1,327,306     2,506,872     2,499,139     2,108,884
       Long-term credit facility and
             senior subordinated debt (6)                      577,000       300,000     1,380,000     1,117,000       996,945
       Shareholder's equity                                    235,549       776,367       807,471       944,467       878,418

                                                                              YEAR ENDED FEBRUARY 28 (29),
                                                                              ----------------------------
                                                                                 (Dollars in thousands)
                                                              1999           2000          2001          2002          2003
                                                              ----           ----          ----          ----          ----
OTHER DATA:
       Cash flows from (used in):
            Operating activities                              $ 35,121      $ 23,471      $ 86,871      $ 67,393      $ 94,189
            Investing activities                              (541,470)     (271,946)   (1,110,755)     (175,105)      106,301
            Financing activities                               506,681       259,728     1,066,413        54,175      (190,773)
       Capital expenditures                                     37,383        29,316        26,225        30,135        30,549
       Cash paid for taxes                                       1,580         9,589           550         1,281           887




(1) We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Included in depreciation and amortization expense for fiscal 1999, 2000, 2001 and 2002 is amortization expense of $16.9 million, $28.4 million, $39.5 million and $58.2 million, respectively, related to amortization of our goodwill and FCC licenses.

(2) Year ended February 28, 2002 includes a $9.1 million asset impairment charge and a $1.6 million charge related to the early termination of certain TV contracts.

(3) See Management's Discussion and Analysis of Financial Condition and Results of Operation for a description of the components of other income in the year ended February 28, 2001.

(4) Year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

(5) February 28, 2002 excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $135.0 million.

(6) February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The following discussion pertains to Emmis Communications Corporation ("ECC") and its subsidiaries (collectively, "Emmis" or the "Company") and to Emmis Operating Company and its subsidiaries (collectively "EOC"). EOC became a wholly owned subsidiary of ECC in connection with the Company's reorganization (see Note 1c. to our consolidated financial statements) on June 22, 2001. Unless otherwise noted, all disclosures contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Form 10-K apply to Emmis and EOC.

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

CRITICAL ACCOUNTING POLICIES

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

    Allocations for Purchased Assets

     We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to allocate the purchase price of the acquisition. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be materially different.

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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     Emmis has agreed to acquire, for a purchase price of $105.2 million, a controlling interest of 50.1% in LBJS Broadcasting Company, L.P. LBJS owns radio stations KLBJ-AM, KLBJ-FM, KXMG-FM, KROX-FM and KGSR-FM, all in the Austin, Texas metropolitan area. The remaining 49.9% interest in LBJS will be held by Sinclair Telecable, Inc. which will contribute to LBJS a sixth Austin radio station, KEYI-FM. We expect this acquisition to close in the second quarter of our fiscal 2004. We will finance the acquisition through borrowings under the credit facility and the acquisition will be accounted for as a purchase. In addition, Emmis will have the option, but not the obligation, to purchase Sinclair's entire interest in LBJS after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     Effective March 1, 2003, Emmis completed its acquisition of substantially all of the assets of television station WBPG-TV in Mobile, AL-Pensacola, FL from Pegasus Communications Corporation for $11.5 million. We financed the acquisition through borrowings under the credit facility and the acquisition was accounted for as a purchase. This acquisition will allow us to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since we already own a television station in the market.

     During the three year period ended February 28, 2003, we acquired and retained six radio stations, eight television stations and one magazine publication for an aggregate cash purchase price of $1.1 billion. A recap of the transactions completed is summarized hereafter. These transactions impact the comparability of operating results year over year.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001, from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. The assets of KALC-FM are reflected as held for sale in the accompanying consolidated balance sheet as of February 28, 2002. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002. Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale. Both of these losses are reflected in the accompanying consolidated statements of operations. The $87.7 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheet as of February 28, 2002.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Emmis had purchased KXPK-FM on August 24, 2000, from AMFM, Inc. for an allocated purchase price of $35.0 million in cash plus liabilities recorded of $1.2 million and transaction related costs of $0.4 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. Proceeds were used to repay amounts outstanding under our credit facility. In fiscal 2003 we recorded a gain on sale of assets of $10.2 million. The assets of KXPK-FM are reflected as held for sale in the accompanying consolidated balance sheet as of February 28, 2002. The $47.3 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheet as of February 28, 2002.

     On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC's March 2001 senior discount notes offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the intellectual property of WTLC-FM (both located in Indianapolis, Indiana) to Radio One, Inc., for $8.0 million. The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001. Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

     On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM (reformatted as KFTK-FM) and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. for $220.0 million in cash, plus transaction related costs of $10.9 million (the "Sinclair Acquisition"). The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquisition was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     On October 6, 2000, Emmis acquired certain assets of KZLA-FM (the "KZLA Acquisition") in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). Since the fair value of WKKX exceeded the book value of the station at the date of the exchange, Emmis recorded a gain on exchange of assets of $22.0 million. The fair value of WKKX-FM was determined by an independent appraiser. In connection therewith, tangible assets were valued using either replacement cost or current market value, depending on the asset being valued. Intangible assets with an identifiable revenue stream were valued using discounted cash flows. Intangible assets not producing a readily identifiable income stream were valued using residual fair market value. This gain is included in other income, net in the accompanying consolidated statements of operations. From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement. The exchange was accounted for as a purchase. The total purchase price of $185.0 million was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     Effective October 1, 2000 (closed October 2, 2000), Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash, the payment of $21.3 million for working capital and transaction related costs of $2.2 million (the "Lee Acquisition"). In connection with the acquisition, Emmis recorded $31.3 million of deferred tax liabilities and $17.5 million in contract liabilities. Also, Emmis recorded a severance related liability of $1.8 million, of which $1.3 million remains outstanding as of February 28, 2003. This transaction was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

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

-    KGUN-TV (ABC) in Tucson, Arizona

-    KMTV-TV (CBS) in Omaha, Nebraska and

-    KSNT-TV (NBC) in Topeka, Kansas.

     The total purchase price was allocated to property and equipment, television program rights, working capital related items and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

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

     On August 24, 2000, Emmis acquired the assets of radio station KKFR-FM in Phoenix, Arizona from AMFM, Inc. for an allocated $72.0 million in cash, plus transaction related costs of $0.5 million (the "AMFM Acquisition"). Emmis financed the acquisition through borrowings under its credit facility. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

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

     On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million (the "Los Angeles Magazine Acquisition"). Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under its credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $36.0 million, which is included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, is no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.


RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2003 COMPARED TO YEAR ENDED FEBRUARY 28, 2002

Pro forma reconciliation:

     During fiscal 2003, we sold two radio stations in Denver (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual results to pro forma results.

                                             Year ended February 28,
                                             2003              2002
                                             ----              ----

Reported net revenues                      $ 562,363        $ 539,822

Less:  Net revenues from radio
          assets disposed                     (1,238)         (11,968)
                                              ------          -------

Pro forma net revenues                     $ 561,125        $ 527,854
                                           =========        =========

Reported station operating expenses,
  excluding noncash compensation           $ 349,251        $ 354,157

Less:  Station operating expenses,
  excluding noncash compensation from
  radio assets disposed                         (708)          (8,649)
                                                ----           ------

Pro forma station operating expenses,
  excluding noncash compensation           $ 348,543        $ 345,508
                                           =========        =========

For further disclosure of segment results, see Note 11 to the accompanying consolidated financial statements.

Net revenues:

     Radio net revenues for the year ended February 28, 2003 decreased $7.3 million, or 2.8%. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio net revenues for the year ended February 28, 2003 would have increased $3.5 million, or 1.4%. Radio net revenues were negatively impacted by the devaluation of the peso in Argentina, as international radio net revenues for the year ended February 28, 2003 decreased $4.9 million, or 29.3%. Domestic radio net revenues were negatively impacted by a format change by one of our competitors in the New York market. The negative impact in our New York market, which represents approximately 30% of our radio net revenues, was offset by improved performance in our other radio markets, especially Los Angeles and Phoenix.

     Television net revenues for the year ended February 28, 2003 increased $28.2 million, or 13.7%. This increase is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements, coupled with approximately $17.5 million of political advertising net revenues in the year ended February 28, 2003.

     Publishing revenues for the year ended February 28, 2003 increased $1.6 million, or 2.2%. Publishing revenues were essentially flat for the year, as our publishing business has not seen the same level of recovery in advertisement spending that, in general, our radio and television businesses have experienced.

     On a consolidated basis, net revenues for the year ended February 28, 2003 increased $22.5 million, or 4.2% due to the effect of the items described above. On a pro forma basis, net revenues for the year ended February 28, 2003 increased $33.2 million, or 6.3% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

     Radio station operating expenses, excluding noncash compensation, decreased $10.7 million, or 7.2% for the year ended February 28, 2003. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio station operating expenses, excluding noncash compensation, for the year ended February 28, 2003 would have decreased $2.7 million, or 1.9%. Increases in promotional spending for our radio stations were offset by the implementation of our stock compensation program in December 2001, whereby the salaries of our full-time employees were generally reduced by 10% and supplemented with a corresponding stock grant that is reflected in noncash compensation expense.

     Television station operating expenses, excluding noncash compensation, for the year ended February 28, 2003 increased $7.7 million, or 5.5%. This increase is due to higher programming, promotion and sales-related costs, partially offset by the impact of our stock compensation program.

     Publishing operating expenses, excluding noncash compensation, decreased $1.9 million, or 3.0% for the year ended February 28, 2003 due to cost control measures and our stock compensation program.

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the year ended February 28, 2003 decreased $4.9 million, or 1.4%, due to the effect of the items described above. On a pro forma basis, station operating expenses, excluding noncash compensation, for the year ended February 28, 2003 increased $3.0 million, or 0.9%, due to the effect of the items described above.

Noncash compensation expenses:

     Noncash compensation expenses for the year ended February 28, 2003 were $22.5 million compared to $9.1 million for the same period of the prior year, an increase of $13.4 million or 147.7%. In fiscal 2003, $10.2 million, $6.5 million, $2.3 million and $3.5 million was attributable to our radio, television, publishing and corporate divisions, respectively. In fiscal 2002, $5.5 million, $2.4 million, $0.4 million and $0.8 million was attributable to our radio, television, publishing and corporate divisions, respectively. Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $16.5 million for the year ended February 28, 2003. Our stock compensation program began December 2001; therefore, only $3.1 million of expense was included in noncash compensation expense in the year ended February 28, 2002.

Corporate expenses, excluding noncash compensation:

     Corporate expenses, excluding noncash compensation, for the year ended February 28, 2003 were $21.4 million compared to $20.3 million for the same period of the prior year, an increase of $1.1 million or 5.3%. These costs increased due to higher professional fees associated with financing and other transactions, and higher health care costs, partially offset by lower cash compensation due to our stock compensation program.

Depreciation and amortization:

     Radio depreciation and amortization expense for the year ended February 28, 2003 was $8.1 million compared to $33.5 million for the same period of the prior year, a decrease of $25.4 million or 75.7%. The decrease was mainly attributable to our adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses. For comparison purposes, for the year ended February 28, 2002, we recorded radio amortization expense for goodwill and FCC licenses of $24.8 million.

     Television  depreciation  and  amortization  expense  for  the  year  ended
February 28, 2003 was $28.5 million compared to $53.5 million for the same period of the prior year, a decrease of $25.0 million or 46.8%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the year ended February 28, 2002, we recorded television amortization expense for goodwill and FCC licenses of $28.0 million.

     Publishing depreciation and amortization expense for the year ended February 28, 2003 was $1.9 million compared to $8.5 million for the same period of the prior year, a decrease of $6.6 million or 77.4%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the year ended February 28, 2002, we recorded publishing amortization expense for goodwill of $5.4 million.

     On a consolidated basis, depreciation and amortization expense for the year ended February 28, 2003 was $43.4 million compared to $100.3 million for the same period of the prior year, a decrease of $56.9 million or 56.7%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the year ended February 28, 2002, we recorded amortization expense for goodwill and FCC licenses of $58.2 million.

Operating income:

     Radio operating income for the year ended February 28, 2003 was $98.1 million compared to $64.5 million for the same period of the prior year, an increase of $33.6 million or 52.3%. This increase is attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our radio amortization expense for goodwill and FCC licenses, which totaled $24.8 million in the year ended February 28, 2002. The prior year radio operating income included a $9.1 million impairment loss related to the sale of a radio station.

     Television operating income for the year ended February 28, 2003 was $51.7 million compared to $8.7 million for the same period of the prior year, an increase of $43.0 million or 492.1%. This increase was driven by higher revenues, as previously described, and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our television amortization expense for goodwill and FCC licenses, which totaled $28.0 million in the year ended February 28, 2003.

     Publishing operating income for the year ended February 28, 2003 was $5.7 million compared to a loss of $2.5 million for the same period of the prior year. The increase was primarily attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our publishing amortization expense for goodwill, which totaled $5.4 million in the year ended February 28, 2002.

     On a consolidated basis, operating income for the year ended February 28, 2003 was $125.9 million compared to $44.1 million for the same period of the prior year, an increase of $81.8 million or 185.3%. This increase resulted from better operating performance at our stations, especially our television stations, and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," each as described above. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses, which totaled $58.2 million in the year ended February 28, 2002.

Interest expense:

     With respect to Emmis, interest expense for the year ended February 28, 2003 was $103.8 million compared to $129.1 million for the same period of the prior year, a decrease of $25.3 million or 19.6%. This decrease is attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, and repayments of amounts outstanding under our credit facility and our senior discount notes. The decreased interest rates reflected both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003. With respect to EOC, interest expense for the year ended February 28, 2003 was $78.1 million compared to $104.1 million for the same period of the prior year, a decrease of $26.0 million or 25.0%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income (loss) before income taxes, extraordinary loss and accounting change:

     With respect to Emmis, income before income taxes, extraordinary loss and accounting change increased to $27.3 million for the year ended February 28, 2003 from a loss before income taxes, extraordinary loss and accounting change of $88.6 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change for the year ended February 28, 2003 is mainly attributable to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $58.2 million, (3) a reduction in interest expense as a result of the factors described above under interest expense, and
(4) the gain on sale of our Denver radio assets of $8.9 million. The prior year loss before income taxes, extraordinary loss and accounting change included a $9.1 million impairment loss related to the sale of a radio station. With respect to EOC, income before income taxes, extraordinary loss and accounting change increased to $53.1 million for the year ended February 28, 2003 from a loss before income taxes, extraordinary loss and accounting change of $64.6 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change is mainly attributable to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $58.2 million,
(3) a reduction in interest expense as a result of the factors described above under interest expense, and (4) the gain on sale of our Denver radio assets of $8.9 million. The prior year loss before income taxes, extraordinary loss and accounting change included a $9.1 million impairment loss related to the sale of a radio station.

Net loss:

     With respect to Emmis, net loss was $164.5 million for the year ended February 28, 2003 compared to a loss of $64.1 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." (2) a $11.1 million extraordinary loss, net of a deferred tax benefit, relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt repaid during the year, and
(3) better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes. With respect to EOC, net loss was $139.6 million for the year ended February 28, 2003 compared to a net loss of $47.9 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets;" (2) a $2.9 million extraordinary loss, net of a deferred tax benefit, relating to the write-off of deferred debt fees associated with debt repaid during the year, and (3) better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2002 COMPARED TO YEAR ENDED FEBRUARY 28, 2001

Pro forma reconciliation:

     During fiscal 2001, we acquired numerous radio and television stations (see
Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual results to pro forma results:


                                           Year ended February 28,
                                            2002            2001
                                            ----            ----

Reported net revenues                     $539,822       $473,345

Plus:  Net revenues from
  radio and television assets
  acquired during fiscal 2001                    -        101,338
                                          --------       --------

Pro forma net revenues                    $539,822       $574,683
                                          ========       ========

Reported station operating expenses,
  excluding noncash compensation          $354,157       $299,132

Plus:  Station operating expenses,
  excluding noncash compensation from
  radio and television assets acquired
  during fiscal 2001                             -         63,973
                                          --------       --------

Pro forma station operating expenses,
  excluding noncash compensation          $354,157       $363,105
                                          ========       ========

For further disclosure of segment results, see Note 11 to the accompanying consolidated financial statements.

Net revenues:

     Radio net revenues for the year ended February 28, 2002 increased $19.9 million, or 8.2%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), radio net revenues for the year ended February 28, 2002 would have decreased $10.4 million, or 3.8%. Radio net revenues were negatively impacted by a softening U.S. economy resulting in an overall decrease in advertising sales and the events of September 11th. Our New York radio market suffered the biggest decline in our radio group primarily attributable to its proximity to the terrorist attacks. Our largest markets of Los Angeles, New York and Chicago generally declined more than our Phoenix, St. Louis, Indianapolis and Terre Haute markets as national advertising represents a higher percentage of revenues in the largest markets and fell more rapidly than local advertising.

     Television  net  revenues for the year ended  February  28, 2002  increased
$49.5 million, or 31.6%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), television net revenues for the year ended February 28, 2002 would have decreased $21.6 million, or 9.5%. The decline in television net revenues is attributable to a softening U.S. economy coupled with the absence of political television advertisements in the year ended February 28, 2002. The decrease was partially offset by a $3.7 million increase in net revenues primarily attributable to our television division earning a performance guaranty when our national sales rep agency did not achieve certain performance targets in the second quarter.

     Publishing net revenues for the year ended February 28, 2002 decreased $2.9 million, or 4.0%. These results are the same on a pro forma basis. Publishing net revenues were also adversely affected by a softening U.S. economy resulting in an overall decrease in print advertisement sales.

     On a consolidated basis, net revenues for the year ended February 28, 2002 increased $66.5 million, or 14.0%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), consolidated net revenues for the year ended February 28, 2002 would have decreased $34.9 million, or 6.1% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

     Radio station operating expenses, excluding noncash compensation, increased $13.0 million, or 9.6%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), radio operating expenses, excluding noncash compensation for the year ended February 28, 2002 would have decreased $4.9 million, or 3.2%. This pro forma decrease is primarily due to decreased promotional spending, partially offset by sales personnel increases. Also, in the quarter ended February 28, 2002, we implemented a 10% wage cut which was supplemented with a corresponding 10% Emmis stock award.

     Television station operating expenses, excluding noncash compensation, increased $42.8 million, or 43.9%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), television operating expenses, excluding noncash compensation for the year ended February 28, 2002 would have decreased $3.2 million, or 2.3%. This pro forma decrease is due to the elimination of certain operational positions, partially offset by sales personnel increases. Also, in the quarter ended February 28, 2002, we implemented a 10% wage cut which was supplemented with a corresponding 10% Emmis stock award.

     Publishing operating expenses, excluding noncash compensation, decreased $0.8 million, or 1.3%. This decrease is primarily attributable to lower production and sales related costs resulting from lower overall sales. Also, in the quarter ended February 28, 2002, we implemented a 10% wage cut which was supplemented with a corresponding 10% Emmis stock award.

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the year ended February 28, 2002 increased $55.0 million, or 18.4%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), consolidated station operating expenses, excluding noncash compensation for the year ended February 28, 2002 would have decreased $8.9 million, or 2.5% due to the effect of the items described above. The wage cut supplemented with a corresponding Emmis stock award described above reduced cash operating expenses by approximately $3.1 million for the year ended February 28, 2002.

Noncash compensation expenses:

     Non-cash compensation expense for the year ended February 28, 2002 was $9.1 million compared to $5.4 million for the same period of the prior year, an increase of $3.7 million or 68.4%. In fiscal 2002, $5.5 million, $2.4 million, $0.4 million and $0.8 million was attributable to our radio, television, publishing and corporate divisions, respectively. In fiscal 2001, $3.7 million, $0.5 million, $0.2 million and $1.0 million was attributable to our radio, television, publishing and corporate divisions, respectively. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements, common stock contributed to the Company's Profit Sharing Plan and common stock issued to employees at our discretion. This increase was due to the payment of certain employee incentives with our common stock and stock issued to supplement the 10% wage reduction discussed above.

Corporate expenses, excluding noncash compensation:

     Corporate expenses for the year ended February 28, 2002 were $20.3 million compared to $17.6 million for the same period of the prior year, an increase of $2.7 million or 15.2%. This increase is due to an increase in the number of corporate employees in all departments as a result of our recent growth and training investments we have made in our personnel.

Depreciation and amortization:

     Radio depreciation and amortization expense for the year ended February 28, 2002 was $33.5 million compared to $21.5 million for the same period of the prior year, an increase of $12.0 million or 56.1%. Television depreciation and amortization expense for the year ended February 28, 2002 was $53.5 million compared to $33.6 million for the same period of the prior year, an increase of $19.9 million or 59.4%. Substantially all of the increase in depreciation and amortization for our radio and television divisions is due to acquisitions consummated since March 1, 2000. Publishing depreciation and amortization for the year ended February 28, 2002 was $8.5 million compared to $14.9 million for the same period of the prior year, a decrease of $6.4 million, or 43.3%. Certain intangible assets became fully amortized in fiscal 2001 and were not included in amortization expense in fiscal 2002. On a consolidated basis, depreciation and amortization expense for the year ended February 28, 2002 was $100.3 million compared to $74.0 million for the same period of the prior year, an increase of $26.3 million or 35.5% due to the effect of the items described above.

Operating income:

     Radio operating income for the year ended February 28, 2002 was $64.5 million compared to $71.7 million for the same period of the prior year, a decrease of $7.2 million or 10.1%. This decrease is due to the change in net revenues and expenses described above as well as an impairment loss of $9.1 million related to the sale of KALC-FM to Entercom Communications Corporation, effective May 1, 2002. In the year ended February 28, 2001, the Company recorded an impairment loss of $2.0 million related to the sale of WTLC-AM to Radio One, Inc.

     Television operating income for the year ended February 28, 2002 was $8.7 million compared to $25.4 million for the same period of the prior year, a decrease of $16.7 million or 65.6%. This decrease is due to the items described above as well as a $1.6 million charge recorded in fiscal 2002 related to the early termination of certain television contracts.

     Publishing operating loss for the year ended February 28, 2002 was $2.5 million compared to $6.6 million for the same period of the prior year, a decrease of $4.1 million or 62.8%. This improvement resulted from lower depreciation and amortization expense, as discussed above, partially offset by the change in net revenues and expenses, as discussed above.

     On a consolidated basis, operating income for the year ended February 28, 2002 was $44.1 million compared to $65.8 million for the same period of the prior year, a decrease of $21.7 million or 33.0%. This decrease is due to the decline in profitability at each of our divisions, as described above, and higher depreciation and amortization expense from recently acquired stations, partially offset by the operating performance of those stations.

Interest expense:

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

     With respect to EOC, interest expense was $104.1 million for the year ended February 28, 2002 compared to $72.4 million for the same period of the prior year, an increase of $31.7 million or 43.7%. This increase reflects higher outstanding debt due to acquisitions consummated since March 1, 2000, partially offset by lower interest rates on our floating rate senior debt. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the operations of EOC.

Income (loss) before income taxes, extraordinary loss and accounting change:

     With respect to Emmis, loss before income taxes and extraordinary loss for the year ended February 28, 2002 was $88.6 million compared to income of $31.4 million for the same period of the prior year. This decrease is mainly attributable to: (1) lower operating income, as discussed above, higher interest expense, as discussed above, and the decrease in other income as the prior year's other income included a $22.0 million gain on exchange of assets, offset by valuation adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses. With respect to EOC, loss before income taxes and extraordinary loss was $64.6 million compared to income of $31.4 million for the same period of the prior year. This decrease is mainly attributable to: (1) lower operating income, as discussed above, higher interest expense, as discussed above, and the decrease in other income as the prior year's other income included a $22.0 million gain on exchange of assets, offset by valuation adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

Net loss:

     With respect to Emmis, net loss was $64.1 million for the year ended February 28, 2002 compared to net income of $13.7 million for the same period of the prior year. The decrease in net income is mainly attributable to lower operating income and higher interest expense, each described above, and each net of taxes. During the year ended February 28, 2002, EOC repaid $128.0 million of indebtedness under its credit facility, which permanently reduced amounts available thereunder. As a result of the early payoff of the indebtedness, the Company recorded an extraordinary loss of approximately $1.1 million, net of taxes, related to unamortized deferred debt costs. With respect to EOC, net loss was $47.9 million for the year ended February 28, 2002 compared to net income of $13.7 million for the same period of the prior year. The decrease in net income is mainly attributable to lower operating income and higher interest expense, each described above, and each net of taxes. During the year ended February 28, 2002, EOC repaid $128.0 million of indebtedness under its credit facility, which permanently reduced amounts available thereunder. As a result of the early payoff of the indebtedness, the Company recorded an extraordinary loss of approximately $1.1 million, net of taxes, related to unamortized deferred debt costs.

LIQUIDITY AND CAPITAL RESOURCES

    OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 28, 2003, and employment contracts for key employees, all of which are disclosed in Note 9 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any "special-purpose entities" that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

    SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS

The following table reflects a summary of our contractual cash obligations as of February 28, 2003:


                                                                    PAYMENTS DUE BY PERIOD
                                                                    (AMOUNTS IN THOUSANDS)
                                                              Less than     1 to 3          4 to 5             After 5
Contractual Cash Obligations:                  Total           1 Year        Years           Years              Years
-----------------------------                  -----           ------        -----           -----              -----

Long-term debt (1)                           $ 1,311,219      $ 14,912     $ 88,759        $ 93,738         $ 1,113,810
Operating leases                                  66,101         9,494       15,311          11,692              29,604
TV program rights payable (2)                     59,468        27,424       22,513           7,695               1,836
Future TV program rights payable (2)              57,279        10,877       32,963          11,252               2,187
Radio broadcast agreements                         5,994         1,640        2,369           1,905                  80
Employment agreements                             49,771        25,743       19,959           2,689               1,380
                                                  ------        ------       ------           -----               -----

Total Contractual Cash Obligations           $ 1,549,832      $ 90,090    $ 181,874       $ 128,971         $ 1,148,897
                                             ===========      ========    =========       =========         ===========

(1) ECC's senior discount notes accrete to a face value of $286.3 million in March 2006 and become due in March 2011. As of February 28, 2003, the carrying value of the senior discount notes was $197.8 million. With respect to EOC, the above table would be the same except ECC's senior discount notes would be excluded.

(2) TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 28, 2003.

We expect to fund these payments primarily with cash flows from operations, but we may also issue additional debt or equity or sell assets.

SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash provided by operations and cash available through revolving loan borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt service and, in the case of ECC, preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.

     At February 28, 2003, we had cash and cash equivalents of $16.1 million and net working capital for Emmis and EOC of $28.0 million and $29.1 million, respectively. At February 28, 2002, we had cash and cash equivalents of $6.4 million and net working capital for Emmis and EOC of $19.8 million and $21.0 million, respectively, excluding assets held for sale and associated liabilities. The increase in net working capital primarily relates to the increase in cash and accounts receivable increasing more than the increase in current liabilities.

     Operating Activities

     With respect to Emmis, net cash flows provided by operating activities were $95.1 million for the year ended February 28, 2003 compared to $69.4 million for the same period of the prior year. With respect to EOC, net cash flows provided by operating activities were $94.2 million for the year ended February 28, 2003 compared to net cash flows provided by operating activities of $67.4 million for the same period of the prior year. The increase in cash flows provided by operating activities for the year ended February 28, 2003 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses, partially driven by cash savings generated by our stock compensation program. We experienced a significant increase in cash flows provided by operating activities in our third fiscal quarter of the current year. The third quarter of the prior year reflected the immediate impacts of the events of September 11, 2001. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     Investing Activities

     Cash flows provided by investing activities were $106.3 million for the year ended February 28, 2003 compared to cash used in investing of $175.1 million in the same period of the prior year. This increase is primarily attributable to our sales of radio stations in the year ended February 28, 2003 as opposed to our purchase of radio stations in the year ended February 28, 2002. Investment activities include capital expenditures and business acquisitions and dispositions.

     As discussed in results of operations above and in Note 6 to the accompanying condensed consolidated financial statements, Emmis sold radio stations KALC-FM and KXPK-FM in Denver, Colorado for $135.5 million in cash in the quarter ended May 31, 2002. The net cash proceeds of $135.5 million were used to repay outstanding borrowings under the credit facility. As disclosed in the supplemental disclosures to the statements of cash flows, Emmis acquired radio stations KKLT-FM, KTAR-AM and KMVP-AM, in Phoenix, Arizona, in the quarter ended May 31, 2001 for cash of $140.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC's March 2001 senior discount notes offering. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the years ended February 28, 2001, 2002 and 2003, we had capital expenditures of $26.2 million, $30.1 million, and $30.5 million, respectively. These capital expenditures primarily relate to the WALA operating facility project, leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to digital television. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $6.5 million in fiscal 2004 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2004, we will incur approximately $8 million of additional costs, after fiscal 2004, to upgrade the digital signals of three of our local stations and six of our satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Financing Activities

     Cash flows used in financing activities for Emmis and EOC were $191.7 million and $190.8 million, respectively, for the year ended February 28, 2003. Cash flows provided by financing activities for Emmis and EOC were $52.2 million and $54.2 million, respectively, for the same period of the prior year.

     As discussed in Note 2 to the accompanying condensed consolidated financial statements, in April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 distributed to ECC to redeem approximately 22.6% of ECC's $370.0 million, face value, senior discount notes (see discussion below). As indicated in Investing Activities above, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the year ended February 28, 2003.

     On March 27, 2001, ECC received $202.6 million of proceeds from the issuance of $370.0 million face value, 12 1/2% senior discount notes due 2011. The net proceeds of $190.6 million, less $93.0 million held in escrow at ECC, were distributed to EOC and used to fund the acquisition of the Phoenix radio stations discussed in Investing Activities above. In June 2001, upon completion of the Company's reorganization to form EOC and make ECC a holding company, the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

     As of February 28, 2003, EOC had $1,006.9 million of corporate indebtedness outstanding under our credit facility ($706.9 million) and senior subordinated notes ($300.0 million), and other indebtedness ($18.0 million). As of February 28, 2003, total indebtedness outstanding for Emmis included all of EOC's indebtedness as well as $197.8 million of ECC's senior discount notes. ECC also had $143.8 million of our convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of February 28, 2003, our weighted average borrowing rate under our credit facility, including the effects of interest rate swaps (see discussion in Item 7A. below), was approximately 4.7% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 6.8%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 5.7%.

     The debt service requirements of EOC over the next twelve month period (net of interest under our credit facility) are expected to be $34.4 million. This amount is comprised of $24.4 million for interest under our senior subordinated notes and $10.0 million for repayment of term notes under our credit facility. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC's preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. While Emmis had sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the April 15, 2002 payment because Emmis' leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC's board of directors set a record date for the April 15, 2002 payment, but did not declare the dividend. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted under the senior discount notes and senior subordinated notes indentures to make the payment to the preferred shareholders. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC's board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15, 2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary's prior payment. On April 5, 2003, ECC's board of directors declared the April 15, 2003 dividend.

     At April 3, 2003, we had $208.9 million available under our credit facility, less $1.4 million in outstanding letters of credit. Emmis has agreed to acquire, for a purchase price of $105.2 million, a controlling interest of 50.1% in LBJS Broadcasting Company, L.P. LBJS owns radio stations KLBJ-AM, KLBJ-FM, KXMG-FM, KROX-FM and KGSR-FM, all in the Austin, Texas metropolitan area. The remaining 49.9% interest in LBJS will be held by Sinclair Telecable, Inc. which will contribute to LBJS a sixth Austin radio station, KEYI-FM. We expect this acquisition to close in the second quarter of our fiscal 2004. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase Sinclair's entire interest in LBJS after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. However, in the current operating environment, Emmis does not intend to effectuate the separation absent a significant acquisition of either radio or television properties.

INTANGIBLES

     At February 28, 2003, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years;
consequently, we continually monitor the activities of our stations for compliance with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and certain indefinite-lived intangibles will not be amortized into results of operations, but instead the recorded value of certain indefinite-lived intangibles will be tested for impairment at least annually with impairment being measured as the excess of the asset's carrying amount over its fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and measured for impairment in accordance with SFAS 121. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $61.0 million in the year ended February 28, 2003. However, our future impairment reviews may result in additional periodic write-downs.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this Statement by the Company will be effective on March 1, 2003. The effects of this pronouncement will result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, we are required to reclassify all of the extraordinary items related to debt transactions recorded in prior periods, including those recorded in fiscal 2003, to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

     As of December 2002, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of SFAS No. 123." SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We will report the pro forma information on an interim basis beginning with our May 31, 2003 Form 10-Q.

SEASONALITY

     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. For our radio operations, this seasonality is due to the younger demographic composition of many of our stations. Advertisers increase spending during the summer months to target these listeners. In addition, advertisers generally increase spending across all of our segments during the months of October and November, which are part of our third quarter, in anticipation of the holiday season. Finally, particularly in our television operations, revenues from political advertising tend to be higher in even numbered calendar years.

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

     o    loss of key personnel

     o the ability of our stations to attract quality programming and our magazines to attract good editors, writers, and photographers;

     o uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

     o competition from other media and the impact of significant competition for advertising revenues from other media;

     o future regulatory actions and conditions in the operating areas of our company;

     o the necessity for additional capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

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

INTEREST RATES

     At February 28, 2003, the entire outstanding balance under our credit facility, approximately 47% of EOC's total outstanding debt (credit facility and senior subordinated debt) and 40% of Emmis' total outstanding debt (EOC's debt plus our senior discount notes), bears interest at variable rates. Emmis currently hedges a portion of its outstanding debt with interest rate swap arrangements that effectively set the credit facility's underlying base rate at a weighted average rate of 4.76% on the three-month LIBOR for agreements in place as of February 28, 2003. The credit facility requires EOC to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt). After the first two years, this ratio of fixed to floating rate debt must be maintained if EOC's total leverage ratio, as defined, is greater than 6:1 at any quarter end. The notional amount of the interest rate swap agreements at February 28, 2003 totaled $230.0 million, and the agreements expire at various dates beginning May 8, 2003 to February 8, 2004.

     Based on amounts outstanding at February 28, 2003, if the interest rate on our variable debt, including the effect of interest rate swaps, were to increase by 1.0%, our annual interest expense would be higher by approximately $4.8 million.

FOREIGN CURRENCY

     Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in its local currency (forint). Emmis has a natural hedge since some of the subsidiary's long-term obligations are denominated in Hungarian forints. Emmis owns a 75% interest in an Argentinean subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in its local currency (peso), which until January 2002, was tied to the U.S. dollar through the Argentine government's convertibility plan. In January 2002, the Argentine government allowed the peso to devalue and trade against the U.S. dollar independently. While Emmis management cannot predict the most likely average or end-of-period peso to dollar, or forint to dollar, exchange rates for calendar 2003, we believe any further devaluation of the forint or peso would have an immaterial effect on our financial statements taken as a whole, as the Hungarian and Argentine stations accounted for approximately 2% of Emmis' total revenues and approximately 1% of Emmis' total assets as of, and for the year ended, February 28, 2003.

     At February 28, 2003, the Hungarian subsidiary had $1.3 million of U.S. dollar denominated loans outstanding. No amounts were repaid under the loans during fiscal 2003. The Argentinean subsidiary had no U.S. dollar denominated loans outstanding during fiscal 2003 or at February 28, 2003.

     Emmis maintains no derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED FEBRUARY 28,
                                                             2001             2002             2003
                                                             ----             ----             ----

GROSS REVENUES                                            $ 552,800        $ 620,456        $ 646,157

LESS:  AGENCY COMMISSIONS                                    79,455           80,634           83,794
                                                             ------           ------           ------

NET REVENUES                                                473,345          539,822          562,363
OPERATING EXPENSES:
    Station operating expenses, excluding
       noncash compensation                                 299,132          354,157          349,251
    Corporate expenses, excluding
       noncash compensation                                  17,601           20,283           21,359
    Time brokerage fees                                       7,344              479                -
    Depreciation and amortization                            74,018          100,258           43,370
    Noncash compensation                                      5,400            9,095           22,528
    Restructuring fees                                        2,057              768                -
    Impairment loss and other                                 2,000           10,672                -
                                                            -------          -------          -------
       Total operating expenses                             407,552          495,712          436,508
OPERATING INCOME                                             65,793           44,110          125,855
                                                             ------           ------          -------

OTHER INCOME (EXPENSE):
    Interest expense                                        (72,444)        (129,100)        (103,835)
    Gain on sale of assets                                        -                -            9,313
    Gain (loss) in unconsolidated affiliates                 (1,360)          (5,003)          (4,544)
    Other income, net                                        39,397            1,346              525
                                                             ------            -----              ---
       Total other income (expense)                         (34,407)        (132,757)         (98,541)

INCOME (LOSS) BEFORE INCOME TAXES
    EXTRAORDINARY LOSS AND ACCOUNTING CHANGE                 31,386          (88,647)          27,314
PROVISION (BENEFIT) FOR INCOME TAXES                         17,650          (25,623)          13,265
                                                             ------          -------           ------
INCOME(LOSS) BEFORE EXTRAORDINARY LOSS
    AND ACCOUTNING CHANGE                                    13,736          (63,024)          14,049
EXTRAORDINARY LOSS, NET OF TAX
    OF $664 IN 2002 AND $2,389 IN 2003                            -           (1,084)         (11,117)
CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE, NET OF TAX OF $102,600                               -                -         (167,400)
                                                             ------          -------         --------
NET INCOME (LOSS)                                            13,736          (64,108)        (164,468)
PREFERRED STOCK DIVIDENDS                                     8,984            8,984            8,984
                                                             ------          -------         --------
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                            $ 4,752        $ (73,092)      $ (173,452)
                                                            =======        =========       ==========

BASIC NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS:
    Before accounting change and extraordinary loss          $ 0.10          $ (1.52)          $ 0.10
    Extraordinary item, net of tax                                -            (0.02)           (0.21)
    Cumulative effect of accounting change, net of tax            -                -            (3.16)
    Net income (loss) available to common                    ------          -------          -------
       shareholders                                          $ 0.10          $ (1.54)         $ (3.27)
                                                             ======          =======          =======

DILUTED NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS:
    Before accounting change and extraordinary loss          $ 0.10          $ (1.52)          $ 0.10
    Extraordinary item, net of tax                                -            (0.02)           (0.21)
    Cumulative effect of accounting change, net of tax            -                -            (3.16)
    Net income (loss) available to common                    ------          -------          -------
       shareholders                                          $ 0.10          $ (1.54)         $ (3.27)
                                                             ======          =======          =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

     In the years ended February 28, 2001, 2002, and 2003, $4.4 million, $8.3 million, and $19.0 million respectively, of our noncash compensation was attributable to our stations, while $1.0 million, $0.8 million, and $3.5 million was attributable to corporate.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               FEBRUARY 28,
                                                            2002          2003
                                                            ----          ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $ 6,362     $ 16,079
  Accounts receivable, net of allowance for doubtful
     accounts of $2,800 and $3,240, respectively             95,240      102,345
  Current portion of TV program rights                        9,837       11,309
  Prepaid expenses                                           14,847       15,596
  Other                                                      13,820       14,352
  Assets held for sale                                      123,416            -
                                                            -------      -------
                    Total current assets                    263,522      159,681
                                                            -------      -------

PROPERTY AND EQUIPMENT:
  Land and buildings                                         88,209       93,660
  Leasehold improvements                                     12,341       14,591
  Broadcasting equipment                                    151,496      172,489
  Office equipment and automobiles                           49,160       54,082
  Construction in progress                                   16,735        7,111
                                                             ------        -----
                                                            317,941      341,933
  Less-Accumulated depreciation and amortization             86,802      118,503
                                                             ------      -------
                     Total property and equipment, net      231,139      223,430
                                                            -------      -------

INTANGIBLE ASSETS:
  Indefinite lived intangibles                            1,743,235    1,508,886
  Goodwill                                                  175,132      138,986
  Other intangibles                                          63,677       64,189
                                                             ------       ------
                                                          1,982,044    1,712,061
  Less-Accumulated amortization                              28,713       35,328
                                                             ------       ------
                    Total intangible assets, net          1,953,331    1,676,733
                                                          ---------    ---------

OTHER ASSETS:
  Deferred debt issuance costs, net of accumulated
     amortization of $12,227 and $11,482, repectively        37,745       29,260
  TV program rights, net of current portion                   8,818       10,416
  Investments                                                12,315        9,261
  Deposits and other                                          3,199        7,632
                                                              -----        -----
     Total other assets, net                                 62,077       56,569
                                                             ------       ------

                    Total assets                        $ 2,510,069   $2,116,413
                                                        ===========   ==========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               FEBRUARY 28,
                                                                               ------------
                                                                            2002          2003
                                                                            ----          ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $ 38,995     $ 39,526
    Current maturities of long-term debt                                     7,933       14,912
    Current portion of TV program rights payable                            27,507       27,424
    Accrued salaries and commissions                                         7,852       14,247
    Accrued interest                                                        14,068       11,641
    Deferred revenue                                                        16,392       15,805
    Other                                                                    7,531        8,102
    Credit facility debt to be repaid with proceeds
        of assets held for sale                                            135,000            -
    Liabilities associated with assets held for sale                            63            -
                                                                           -------      -------
                      Total current liabilities                            255,341      131,657

CREDIT FACILITY AND SENIOR SUBORDINATED
    DEBT, NET OF CURRENT PORTION                                         1,117,000      996,945
SENIOR DISCOUNT NOTES                                                      226,507      197,844
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                 6,949       13,087
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                           40,551       32,044
OTHER NONCURRENT LIABILITIES                                                26,966       17,786
DEFERRED INCOME TAXES                                                      101,198       22,345
                                                                           -------      -------
                      Total liabilities                                  1,774,512    1,411,708
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY:

    Series A cumulative convertible preferred stock, $0.01 par value;
        $50.00 liquidation preference; authorized 10,000,000 shares;
        issued and outstanding 2,875,000 shares in 2002 and 2003                29           29
    Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 42,761,299 shares and
        48,874,017 shares in 2002 and 2003, respectively                       428          489
    Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 5,250,127 shares and
        5,011,348 shares in 2002 and 2003, respectively                         53           50
    Additional paid-in capital                                             843,254      990,770
    Accumulated deficit                                                    (95,822)    (269,274)
    Accumulated other comprehensive income                                 (12,385)     (17,359)
                                                                         ---------    ---------
                      Total shareholders' equity                           735,557      704,705
                                                                         ---------    ---------
                      Total liabilities and shareholders' equity       $ 2,510,069  $ 2,116,413
                                                                       ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED FEBRUARY 28, 2003
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            Class A                   Class B                    Series A
                                                          Common Stock              Common Stock              Preferred Stock
                                                          ------------              ------------              ---------------
                                                      Shares        Amount       Shares        Amount        Shares       Amount
                                                      ------        ------       ------        ------        ------       ------
BALANCE, FEBRUARY 29, 2000                          41,232,811         $ 412    4,738,582          $ 47     2,875,000         $ 29

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                  17,875             -      (17,875)            -             -            -
Exercise of stock options and
     related income tax benefits                       482,991             5      509,689             5             -            -
Issuance of Class A Common Stock
     to profit sharing plan                             47,281             1            -             -             -            -
Issuance of Class A Common Stock to employees
     and officers and related income tax benefits       82,688             1            -             -             -            -
Sale of Class A common stock
     to employees through ESPP                          36,669             -            -             -             -            -
Preferred stock dividends paid
                                                             -             -            -             -             -            -
Comprehensive Income:
Net income (loss)                                            -             -            -             -             -            -
Cumulative translation adjustment                            -             -            -             -             -            -
Total comprehensive income                                   -             -            -             -             -            -
                                                    ----------           ---    ---------            --     ---------           --
BALANCE, FEBRUARY 28, 2001                          41,900,315           419    5,230,396            52     2,875,000           29
                                                    ----------           ---    ---------            --     ---------           --

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                       -             -            -             -             -            -
Exercise of stock options and
     related income tax benefits                       314,258             3            -             -             -            -
Issuance of Class A Common Stock
     to profit sharing plan                                  -             -            -             -             -            -
Issuance of Class A Common Stock to employees
     and officers and related income tax benefits      520,579             6       19,731             1             -            -
Sale of Class A Common Stock
     to employees through ESPP                          26,147             -            -             -             -            -
Preferred stock dividends paid                               -             -            -             -             -            -

Comprehensive Income:
Net income (loss)                                            -             -            -             -             -            -
Cumulative translation adjustment                            -             -            -             -             -            -
Net unrealized gain (loss) on hedged derivatives             -             -            -             -             -            -
Total comprehensive income                                   -             -            -             -             -            -
                                                    ----------           ---    ---------            --     ---------           --
BALANCE, FEBRUARY 28, 2002                          42,761,299           428    5,250,127            53     2,875,000           29
                                                    ----------           ---    ---------            --     ---------           --

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                 300,000             3     (300,000)           (3)            -            -
Issuance of common stock to employees
     and related income tax benefits                 1,212,718            12       61,221             -             -            -
Sale of Class A Common Stock
     via secondary offering                          4,600,000            46            -             -             -            -
Preferred stock dividends paid                               -             -            -             -             -            -

Comprehensive Income:
Net income (loss)                                            -             -            -             -             -            -
Cumulative translation adjustment                            -             -            -             -             -            -
Net unrealized gain (loss) on hedged derivatives             -             -            -             -             -            -
Total comprehensive income                                   -             -            -             -             -            -
                                                    ----------           ---    ---------            --     ---------           --
BALANCE FEBRUARY 28, 2003                           48,874,017         $ 489    5,011,348          $ 50     2,875,000         $ 29
                                                    ==========           ===    =========            ==     =========           ==



The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (CONTINUED)
                   FOR THE THREE YEARS ENDED FEBRUARY 28, 2003
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        Accumulated
                                                     Additional                            Other            Total
                                                      Paid-in       Accumulated         Comprehensive   Shareholders'
                                                      Capital         Deficit              Income           Equity
                                                      -------         -------              ------           ------
BALANCE, FEBRUARY 29, 2000                           $ 804,820       $ (27,482)          $ (1,459)       $ 776,367

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                       -               -                  -                -
Exercise of stock options and
     related income tax benefits                        18,707               -                  -           18,717
Issuance of Class A Common Stock
     to profit sharing plan                              1,250               -                  -            1,251
Issuance of Class A Common Stock to employees
     and officers and related income tax benefits        4,586               -                  -            4,587
Sale of Class A common stock
     to employees through ESPP                             936               -                  -              936
Preferred stock dividends paid                               -          (8,984)                 -           (8,984)

Comprehensive Income:
Net income (loss)                                            -          13,736                  -
Cumulative translation adjustment                            -               -                861
Total comprehensive income                                   -               -                  -           14,597
                                                     ---------       ---------             ------        ---------
BALANCE, FEBRUARY 28, 2001                           $ 830,299       $ (22,730)            $ (598)       $ 807,471
                                                     ---------       ---------             ------        ---------

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                       -               -                  -                -
Exercise of stock options and
     related income tax benefits                         3,610               -                  -            3,613
Issuance of Class A Common Stock
     to profit sharing plan                                  -               -                  -                -
Issuance of Class A Common Stock to employees
     and officers and related income tax benefits        8,770               -                  -            8,777
Sale of Class A common stock
     to employees through ESPP                             575               -                  -              575
Preferred stock dividends paid                               -          (8,984)                 -           (8,984)

Comprehensive Income:
Net income (loss)                                            -         (64,108)                 -
Cumulative translation adjustment                            -               -             (6,303)
Net unrealized gain (loss) on hedged derivatives             -               -             (5,484)
Total comprehensive income                                   -               -                  -          (75,895)
                                                     ---------       ---------             ------        ---------
BALANCE, FEBRUARY 28, 2002                           $ 843,254       $ (95,822)         $ (12,385)       $ 735,557
                                                     ---------       ---------             ------        ---------

Issuance of Class A Common Stock in
     exchange for Class B Common Stock                       -               -                  -                -
Issuance of common stock to employees
     and related income tax benefits                    27,323               -                  -           27,335
Sale of Class A Common Stock
     via secondary offering                            120,193               -                  -          120,239
Preferred stock dividends paid                               -          (8,984)                 -           (8,984)

Comprehensive Income:
Net income (loss)                                            -        (164,468)                 -
Cumulative translation adjustment                            -               -             (8,079)
Net unrealized gain (loss) on hedged derivatives             -               -              3,105
Total comprehensive income                                   -               -                  -         (169,442)
                                                     ---------       ---------             ------        ---------
BALANCE, FEBRUARY 28, 2003                           $ 990,770      $ (269,274)         $ (17,359)       $ 704,705
                                                     =========      ==========          =========        =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEARS ENDED FEBRUARY 28,
                                                                          2001           2002             2003
                                                                          ----           ----             ----
OPERATING ACTIVITIES:
Net income (loss)                                                      $ 13,736       $ (64,108)      $ (164,468)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities -
           Extraordinary item                                                 -           1,084           11,117
           Cumulative effect of accounting change                             -               -          167,400
           Depreciation and amortization                                 94,454         124,335           68,193
           Accretion of interest on senior discount note
              including amortization of related debt costs                    -          24,998           25,777
           Provision for bad debts                                        3,713           4,005            4,102
           Provision (benefit) for deferred income taxes                 15,810         (25,623)          13,265
           Noncash compensation                                           5,400           9,095           22,528
           Gain on sale of assets                                             -               -           (9,313)
           Gain on exchange of assets                                   (22,000)              -                -
           Impairment of asset                                                -           9,063                -
           Tax benefits of exercise of stock options                     10,859             999              958
           Other                                                          1,464          (5,928)          (8,079)
     Changes in assets and liabilities -
           Accounts receivable                                           (9,316)         (2,118)         (11,207)
           Prepaid expenses and other current assets                    (24,627)          5,127           (3,392)
           Other assets                                                  12,099          (5,953)          (4,181)
           Accounts payable and accrued liabilities                      15,341          (2,709)             804
           Deferred revenue                                                 569            (963)            (587)
           Other liabilties                                             (19,772)         (1,927)         (17,768)
                                                                        -------          ------          -------
              Net cash provided by operating activities                  97,730          69,377           95,149
                                                                         ------          ------           ------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                (26,225)        (30,135)         (30,549)
     Disposal of property and equipment                                       -           1,719            2,354
     Cash paid for acquisitions                                      (1,060,681)       (140,746)               -
     Proceeds from sale of assets, net                                        -               -          135,500
     Deposits on acquisitions and other                                 (23,849)         (5,943)          (1,004)
                                                                        -------          ------           ------
              Net cash provided by (used in) investing activities    (1,110,755)       (175,105)         106,301
                                                                     ----------        --------          -------

FINANCING ACTIVITIES:
     Payments on long-term debt                                      (1,051,549)       (133,000)        (313,525)
     Proceeds from long-term debt                                     2,128,388           5,000           15,000
     Proceeds from the issuance of the Company's
        Class A Common Stock, net of transaction costs                        -               -          120,239
     Purchase of Class A Common Stock                                         -               -           (1,937)
     Proceeds from senior discount notes offering                             -         202,612
     Premium paid to redeem senior discount notes                             -               -           (6,678)
     Proceeds from exercise of stock options
        and employee stock purchases                                      8,794           3,189            6,906
     Payments for debt related costs                                    (21,095)        (16,626)          (2,754)
     Preferred stock dividends                                           (8,984)         (8,984)          (8,984)
                                                                         ------          ------           ------
              Net cash provided by (used in) financing activities     1,055,554          52,191         (191,733)
                                                                      ---------          ------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         42,529         (53,537)           9,717

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                 17,370          59,899            6,362
                                                                         ------          ------            -----
     End of period                                                     $ 59,899         $ 6,362         $ 16,079
                                                                       ========         =======         ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                              FOR THE YEARS ENDED FEBRUARY 28,
                                                  2001         2002        2003
                                                  ----         ----        ----
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
     Interest                                  $ 58,362     $ 99,824    $ 77,090
     Income taxes                                   550        1,281         887

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets aquired                 $ 39,520
  Cash paid                                      36,827
                                                 ------
  Liabilities recorded                         $  2,693
                                                =======

ACQUISITION OF KKFR-FM AND KXPK-FM:
  Fair value of assets aquired                 $110,210
  Cash paid                                     109,052
                                                 ------
  Liabilities recorded                         $  1,158
                                                =======

ACQUISITION OF TELEVISION PROPERTIES
        FROM LEE ENTERPRISES, INC.:
  Fair value of assets aquired                 $633,639
  Cash paid                                     582,994
                                                -------
  Liabilities recorded                         $ 50,645
                                               ========

ACQUISITION OF KIHT-FM, KFTK-FM, KPNT-FM
        WVRV-FM, WIL-FM, AND WRTH-AM:
  Fair value of assets aquired                 $230,891
  Cash paid                                     230,891
                                                -------
  Liabilities recorded                         $      -
                                              =========


EXCHANGE OF ASSETS FOR KZLA-FM:
  Fair value of assets aquired                 $185,000
  Basis in assets echanged                      163,000
  Gain on exchange of assets                     22,000
  Cash paid                                           -
                                                -------
  Liabilities recorded                         $      -
                                              =========

ACQUISITION OF KALC-FM:
  Fair value of assets aquired                 $100,917
  Cash paid                                     100,917
                                                -------
  Liabilities recorded                         $      -
                                              =========

ACQUISITION OF KKLT-FM, KTAR-AM, AND KMVP-AM:
  Fair value of assets aquired                             $ 160,746
  Cash paid, net of deposit                                  140,746
  Deposit paid in June 2000                                   20,000
                       ----                                   ------
  Liabilities recorded                                     $       -
                                                           =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                FOR THE YEARS ENDED FEBRUARY 28,
                                                2001        2002         2003
                                                ----        ----         ----

GROSS REVENUES                              $ 552,800    $ 620,456    $ 646,157

LESS:  AGENCY COMMISSIONS                     79,455       80,634       83,794
                                              ------       ------       ------

NET REVENUES                                  473,345      539,822      562,363
OPERATING EXPENSES:
    Station operating expenses, excluding
      noncash compensation                    299,132      354,157      349,251
    Corporate expenses, excluding
      noncash compensation                     17,601       20,283       21,359
    Time brokerage fees                         7,344          479            -
    Depreciation and amortization              74,018      100,258       43,370
    Noncash compensation                        5,400        9,095       22,528
    Restructuring fees                          2,057          768            -
    Impairment loss and other                   2,000       10,672            -
                                              -------      -------      -------
      Total operating expenses                407,552      495,712      436,508
OPERATING INCOME                               65,793       44,110      125,855
                                               ------       ------      -------

OTHER INCOME (EXPENSE):
    Interest expense                          (72,444)    (104,102)     (78,058)
    Gain on sale of assets                          -            -        9,313
    Gain (loss) in unconsolidated affiliates   (1,360)      (5,003)      (4,544)
    Other income, net                          39,397          360          524
                                               ------          ---          ---
      Total other income (expense)            (34,407)    (108,745)     (72,765)
                                              -------     --------      -------

INCOME (LOSS) BEFORE INCOME TAXES
    EXTRAORDINARY LOSS AND ACCOUNTING CHANGE   31,386      (64,635)      53,090
PROVISION (BENEFIT) FOR INCOME TAXES           17,650      (17,833)      22,366
                                               ------      -------       ------
INCOME(LOSS) BEFORE EXTRAORDINARY LOSS
    AND ACCOUTNING CHANGE                      13,736      (46,802)      30,724
EXTRAORDINARY LOSS, NET OF TAX
    OF $664 IN 2002 AND $1,555 IN 2003              -       (1,084)      (2,889)
CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE, NET OF TAX OF $102,600                 -            -     (167,400)
                                             --------    ---------   ----------
NET INCOME (LOSS)                            $ 13,736    $ (47,886)  $ (139,565)
                                             ========    =========   ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

     In the years ended February 28, 2001, 2002, and 2003, $4.4 million, $8.3 million, and $19.0 million respectively, of our noncash compensation was attributable to our stations, while $1.0 million, $0.8 million, and $3.5 million was attributable to corporate.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                FEBRUARY 28,
                                                             2002         2003
                                                             ----         ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $ 6,362     $ 16,079
   Accounts receivable, net of allowance for doubtful
     accounts of $2,800 and $3,240, respectively             95,240      102,345
   Current portion of TV program rights                       9,837       11,309
   Prepaid expenses                                          14,847       15,596
   Other                                                     13,820       14,352
   Assets held for sale                                     123,416            -
                                                            -------      -------
                  Total current assets                      263,522      159,681
                                                            -------      -------

PROPERTY AND EQUIPMENT:
   Land and buildings                                        88,209       93,660
   Leasehold improvements                                    12,341       14,591
   Broadcasting equipment                                   151,496      172,489
   Office equipment and automobiles                          49,160       54,082
   Construction in progress                                  16,735        7,111
                                                            -------      -------
                                                            317,941      341,933
   Less-Accumulated depreciation and amortization            86,802      118,503
                                                            -------      -------
                  Total property and equipment, net         231,139      223,430
                                                            -------      -------

INTANGIBLE ASSETS:
   Indefinite lived intangibles                           1,743,235    1,508,886
   Goodwill                                                 175,132      138,986
   Other intangibles                                         63,677       64,189
                                                            -------      -------
                                                          1,982,044    1,712,061
   Less-Accumulated amortization                             28,713       35,328
                                                            -------      -------
                  Total intangible assets, net            1,953,331    1,676,733
                                                          ---------    ---------

OTHER ASSETS:
   Deferred debt issuance costs, net of accumulated
     amortization of $11,122 and $9,704, repectively         26,815       21,731
   TV program rights, net of current portion                  8,818       10,416
   Investments                                               12,315        9,261
   Deposits and other                                         3,199        7,632
                                                          ---------    ---------
     Total other assets, net                                 51,147       49,040
                                                          ---------    ---------

                  Total assets                          $ 2,499,139   $2,108,884
                                                        ===========   ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       FEBRUARY 28,
                                                                    2002           2003
                                                                    ----           ----
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $ 38,995     $ 39,526
   Current maturities of long-term debt                              7,933       14,912
   Current portion of TV program rights payable                     27,507       27,424
   Accrued salaries and commissions                                  7,852       14,247
   Accrued interest                                                 14,068       11,641
   Deferred revenue                                                 16,392       15,805
   Other                                                             6,408        6,979
   Credit facility debt to be repaid with proceeds
    of assets held for sale                                        135,000            -
   Liabilities associated with assets held for sale                     63            -
                                                                   -------      -------
                  Total current liabilities                        254,218      130,534

CREDIT FACILITY AND SENIOR SUBORDINATED
   DEBT, NET OF CURRENT PORTION                                  1,117,000      996,945
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                         6,949       13,087
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                   40,551       32,044
OTHER NONCURRENT LIABILITIES                                        26,966       17,786
DEFERRED INCOME TAXES                                              108,988       40,070
                                                                   -------      -------
                  Total liabilities                              1,554,672    1,230,466
                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDER'S EQUITY:

   Common stock, no par value; authorized, issued and
    outstanding 1,000 shares at February 28, 2002 and 2003       1,027,221    1,027,221
   Additional paid-in capital                                        8,108       95,582
   Accumulated deficit                                             (78,477)    (227,026)
   Accumulated other comprehensive income                          (12,385)     (17,359)
                                                                   -------      -------
                  Total shareholder's equity                       944,467      878,418
                                                                   -------      -------

                  Total liabilities and shareholder's equity   $ 2,499,139  $ 2,108,884
                                                               ===========  ===========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                   FOR THE THREE-YEARS ENDED FEBRUARY 28, 2003
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             Common Stock
                                          -------------------
                                                                                               Accumulated
                                                                     Additional                     Other        Total
                                         Shares                       Paid-in     Accumulated    Comprehensive  Shareholder's
                                        Outstanding     Amount        Capital       Deficit         Income       Equity
                                        -----------     ------        -------       -------         ------       ------
BALANCE, FEBRUARY 29, 2000                   1000      $ 805,308          $ -     $ (27,482)      $ (1,459)    $ 776,367

Distrubutions to parent                         -              -            -        (8,984)             -        (8,984)
Contributions from parent                       -         25,491            -             -              -        25,491

Comprehensive Income:
Net income (loss)                               -              -            -        13,736              -
Cumulative translation adjustment               -              -            -             -            861
Total comprehensive income                      -              -            -             -              -        14,597
                                            -----      ---------        -----       -------        -------       -------
BALANCE, FEBRUARY 28, 2001                  1,000        830,799            -       (22,730)          (598)      807,471
                                            -----      ---------        -----       -------        -------       -------

Accrued dividend at reorganization              -              -            -         1,123              -         1,123
Distrubutions to parent                         -              -            -        (8,984)             -        (8,984)
Contributions from parent                       -        196,422        8,108             -              -       204,530

Comprehensive Income:
Net income (loss)                               -              -            -       (47,886)             -
Cumulative translation adjustment               -              -            -             -         (6,303)
Net unrealized loss on hedged derivatives       -              -            -             -         (5,484)
Total comprehensive income                      -              -            -             -              -       (59,673)
                                            -----      ---------        -----       -------        -------       -------
BALANCE, FEBRUARY 28, 2002                  1,000      1,027,221        8,108       (78,477)       (12,385)      944,467
                                            -----      ---------        -----       -------        -------       -------

Distrubutions to parent                         -              -            -        (8,984)             -        (8,984)
Contributions from parent                       -                      87,474             -              -        87,474

Comprehensive Income:
Net income (loss)                               -              -            -      (139,565)             -
Cumulative translation adjustment               -              -            -             -         (8,079)
Net unrealized loss on hedged derivatives       -              -            -             -          3,105
Total comprehensive income                      -              -            -             -              -      (144,539)
                                            -----      ---------        -----       -------        -------       -------
BALANCE, FEBRUARY 28, 2003                  1,000     $ 1,027,221    $ 95,582    $ (227,026)     $ (17,359)    $ 878,418
                                            =====     ===========    ========    ==========      =========     =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        FOR THE YEARS ENDED FEBRUARY 28,
                                                                     2001             2002            2003
                                                                     ----             ----            ----
OPERATING ACTIVITIES:
   Net income (loss)                                                 $ 13,736        $ (47,886)     $ (139,565)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities -
      Extraordinary item                                                    -            1,084           2,889
      Cumulative effect of accounting change                                -                -         167,400
      Depreciation and amortization                                    94,454          124,335          68,193
      Provision for bad debts                                           3,713            4,005           4,102
      Provision (benefit) for deferred income taxes                    15,810          (17,833)         22,366
      Noncash compensation                                              5,400            9,095          22,528
      Gain on sale of assets                                                -                -          (9,313)
      Gain on exchange of assets                                      (22,000)               -               -
      Impairment of asset                                                   -            9,063               -
      Other                                                             1,464           (5,928)         (8,079)
   Changes in assets and liabilities -
      Accounts receivable                                              (9,316)          (2,118)        (11,207)
      Prepaid expenses and other current assets                       (24,627)           5,127          (3,392)
      Other assets                                                     12,099           (5,952)         (4,182)
      Accounts payable and accrued liabilities                         15,341           (2,709)            804
      Deferred revenue                                                    569             (963)           (587)
      Other liabilties                                                (19,772)          (1,927)        (17,768)
                                                                      -------           ------         -------
        Net cash provided by operating activities                      86,871           67,393          94,189
                                                                      -------           ------         -------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                (26,225)         (30,135)        (30,549)
   Disposal of property and equipment                                       -            1,719           2,354
   Cash paid for acquisitions                                      (1,060,681)        (140,746)              -
   Proceeds from sale of assets, net                                        -                -         135,500
   Deposits on acquisitions and other                                 (23,849)          (5,943)         (1,004)
                                                                      -------           ------         -------
        Net cash provided by (used in) investing activities        (1,110,755)        (175,105)        106,301
                                                                   ----------         --------         -------

FINANCING ACTIVITIES:
   Payments on long-term debt                                      (1,051,549)        (133,000)       (260,101)
   Proceeds from long-term debt                                     2,128,388            5,000          15,000
   Distributions to parent                                             (8,984)          (8,984)         (8,984)
   Contributions from parent                                           19,653          195,753          66,066
   Payments for debt related costs                                    (21,095)          (4,594)         (2,754)
                                                                      -------           ------         -------
        Net cash provided by (used in) financing activities         1,066,413           54,175        (190,773)
                                                                    ---------           ------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       42,529          (53,537)          9,717

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 17,370           59,899           6,362
                                                                      -------           ------         -------
   End of period                                                     $ 59,899          $ 6,362        $ 16,079
                                                                     ========          =======        ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                               FOR THE YEARS ENDED FEBRUARY 28,
                                                2001          2002        2003
                                                ----          ----        ----
SUPPLEMENTAL DISCLOSURES:
     Cash paid for-
        Interest                              $ 58,362      $ 99,824    $ 77,090
        Income taxes                               550         1,281         887

ACQUISITION OF LOS ANGELES MAGAZINE:
     Fair value of assets aquired             $ 39,520
     Cash paid                                  36,827
                                                ------
     Liabilities recorded                     $  2,693
                                               =======

ACQUISITION OF KKFR-FM AND KXPK-FM:
     Fair value of assets aquired             $110,210
     Cash paid                                 109,052
                                               -------
     Liabilities recorded                      $ 1,158
                                               =======

ACQUISITION OF TELEVISION PROPERTIES
        FROM LEE ENTERPRISES, INC.:
     Fair value of assets aquired             $633,639
     Cash paid                                 582,994
                                               -------
     Liabilities recorded                     $ 50,645
                                               =======

ACQUISITION OF KIHT-FM, KFTK-FM, KPNT-FM
        WVRV-FM, WIL-FM, AND WRTH-AM:
     Fair value of assets aquired             $230,891
     Cash paid                                 230,891
                                               -------
     Liabilities recorded                     $      -
                                               =======

EXCHANGE OF ASSETS FOR KZLA-FM:
     Fair value of assets aquired             $185,000
     Basis in assets echanged                  163,000
     Gain on exchange of assets                 22,000
     Cash paid                                       -
                                               -------
     Liabilities recorded                     $      -
                                               =======

ACQUISITION OF KALC-FM:
     Fair value of assets aquired             $100,917
     Cash paid                                 100,917
                                               -------
     Liabilities recorded                      $     -
                                               =======

ACQUISITION OF KKLT-FM, KTAR-AM, AND KMVP-AM:
     Fair value of assets aquired                          $ 160,746
     Cash paid, net of deposit                               140,746
     Deposit paid in June 2000                                20,000
                          ----                                ------
     Liabilities recorded                                  $       -
                                                             =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation

     The following discussion pertains to Emmis Communications Corporation ("ECC") and its subsidiaries (collectively, "Emmis", the "Company", or "We") and to Emmis Operating Company and its subsidiaries (collectively "EOC"). EOC became a wholly owned subsidiary of ECC in connection with the Company's reorganization (see Note 1c. below) on June 22, 2001. Unless otherwise noted, all disclosures contained in these Notes to Consolidated Financial Statements apply to Emmis and EOC. Emmis' foreign subsidiaries report on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28. All significant intercompany balances and transactions have been eliminated.

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

     e. Allowance for Doubtful Accounts

     A provision for doubtful accounts is recorded based on management's judgement of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss activity and existing economic conditions. The activity in the allowance for doubtful accounts during the years ended February 2001, 2002 and 2003 was as follows:

                                 Balance At                              Balance
                                 Beginning                                At End
                                  Of Year     Provision    Write-Offs    Of Year
                                  -------     ---------    ----------    -------
Year ended February 28, 2001     $ 1,924      $ 3,713      $ (3,435)    $ 2,202
Year ended February 28, 2002       2,202        4,005        (3,407)      2,800
Year ended February 28, 2003       2,800        4,102        (3,662)      3,240


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

     h. Noncash Compensation

     Noncash compensation includes compensation expense associated with stock options granted, the issuance of restricted common stock, common stock contributed to the Company's Profit Sharing Plan, and common stock issued to employees at our discretion. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     In December 2001, Emmis instituted a 10% pay cut for substantially all of its non-contract employees and also began a stock compensation program under its 2001 Equity Incentive Plan. All Emmis employees who were affected by the pay cut were automatically eligible to participate in the stock compensation program and all other employees are eligible to participate in the program by taking a voluntary pay cut. Each participant in the program could elect to receive the portion of their compensation that was cut in the form of payroll stock that was issued every two weeks or in the form of restricted stock that vested and was issued after the end of the award year in January 2003. The payroll stock was awarded based on the fair market value of Emmis' Class A Common Stock on the date it is issued. The restricted stock was awarded based on a discount off the initial value of Emmis' Class A Common Stock. During the years ended February 2002 and 2003, the stock compensation program reduced cash compensation expense by approximately $3.1 million and $16.5 million respectively, but noncash compensation increased by the same amount. We issued approximately 0.7 million shares during the first award year. The program has been extended through December 2003, but no formal decisions have been made regarding its status beyond December 2003.

     i. Restructuring Fees

     In fiscal 2001 and 2002, Emmis incurred restructuring fees of $2,057 and $768, respectively. The fiscal 2001 restructuring fees reflect professional fees associated with the evaluation of structural alternatives. The fiscal 2002 restructuring fees principally consists of severance and related costs associated with centralizing certain technical functions of the television division.

     j. Cash and Cash Equivalents

     Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     k. Property and Equipment

     Property and equipment are recorded at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2001, 2002, and 2003 was $22.1 million, $34.3 million, and $36.3 million, respectively.

     l. Intangible Assets

     Intangible assets are recorded at cost. The cost of the broadcast license for Slager Radio is being amortized over the seven year initial term of the license. The cost of the broadcast license for the two stations in Buenos Aires, Argentina is being amortized over the twenty-three year term of the license. Other definite-lived intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years. Effective March 1, 2002, we ceased amortization of goodwill and FCC licenses in connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note 7). FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.

     Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and other Intangible Assets".

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

     Combined revenues of the assets held for sale were approximately $11.9 million for the year ended February 2002. Combined operating expenses of the assets held for sale were approximately $8.6 million for the year ended February 2002. Combined depreciation and amortization of the assets held for sale were approximately $3.6 million for the year ended February 2002.

     n. Advertising and Subscription Acquisition Costs

     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28, 2002 and 2003, we had approximately $1.2 million and $1.6 million, respectively, in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2001, 2002 and 2003 was $23.9 million, $15.0 million and $19.5 million, respectively.

     o. Investments

     Emmis has a 50% ownership interest (approximately $5,114 as of February 28, 2003 and 2002) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. Emmis has a 25% ownership interest (approximately $2,060 and $2,627 as of February 28, 2003 and 2002, respectively) in a company that operates a tower site in Portland, Oregon. Emmis has a 51% ownership interest (approximately $175 and $740 as of February 28, 2003 and 2002, respectively) in a company that operates crafting stores, but Emmis does not control the operations of the entity. These investments are accounted for using the equity method of accounting. Emmis owns less than 3% (approximately $970 as of February 28, 2003 and 2002) of an over-the-air digital content distributor. This investment is accounted for using the cost method of accounting. During fiscal 2001, Emmis reduced the carrying value of its investment in BuyItNow.com from $5.0 million to zero as the decline in the value of the investment was deemed to be other than temporary. To determine the fair value of BuyItNow.com, we analyzed the public equity values of its competitors. This expense is reflected in other income in the accompanying consolidated statements of operations.

     In fiscal 2003, the Company and other partners in the local media internet venture (LMIV) agreed to dissolve the joint venture. Consequently, in addition to recording our share of LMIV's losses for the year, the Company recorded a $2.1 million charge to write off our investment in LMIV. This charge is reflected in loss from unconsolidated affiliates in the accompanying consolidated statements of operations.

     p. Deferred Revenue and Barter Transactions

     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2001, 2002, and 2003 were $12.0 million, $15.8 million, and $15.3 million, respectively, and barter expenses were, $12.0 million, $15.2 million, and $16.1 million, respectively.

     q. Foreign Currency Translation

     The functional currency of Slager Radio is the Hungarian forint. Slager Radio's balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary's balance sheet date (December 31). Slager Radio's results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio's financial statements was ($861), ($754), and $2,474 for the years ended February 2001, 2002, and 2003, respectively. This adjustment is reflected in shareholders' equity in the accompanying consolidated balance sheets.

     The functional currency of the two stations in Argentina is the Argentinean peso, which until January 2002 was tied to the U.S. dollar through the Argentine government's convertibility plan. In January 2002, the Argentine government allowed the peso to devalue and trade against the U.S. dollar independently. These two stations' balance sheets have been translated from pesos to U.S. dollars using the exchange rate in effect at the subsidiary's balance sheet date. The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of their financial statements was $7,057 and $5,605 for the years ended February 2002 and 2003, respectively. This adjustment is reflected in shareholders' equity in the accompanying consolidated balance sheets.

     r. Earnings Per Share

         Emmis

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (46,869,050, 47,334,038 and 53,014,268 shares for the years ended February 2001, 2002, and 2003, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2001, 2002, and 2003 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 28, 2003 as the effect of these conversions would be antidilutive. Additionally, the conversion of stock options is not included in the calculation of diluted net income per common share for the years ended February 28, 2002 and 2003 as the effect of their conversion would be antidilutive. Weighted average common equivalent shares outstanding for the period for purposes of computing diluted EPS are 47,940,265, 47,334,038 and 53,014,268 for the years ended February 2001, 2002, and 2003, respectively. Excluded from the calculation of diluted net income per share are 3.7 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2001, 2002, and 2003, respectively. In the year ended February 28, 2001, approximately 0.7 million options were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.

         EOC

     Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

     s. Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

    t.   Fair Value of Financial Instruments

     The carrying  amounts of cash,  accounts  receivable,  and accounts payable approximate fair value because of the short maturity of these financial instruments. The carrying amounts of interest rate swaps are recorded at their fair value of $4.3 million, as of February 28, 2003 and are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The cumulative amount of change in fair value of interest rate swaps is $2.4 million, net of tax, and is recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets. Except for the senior subordinated notes and senior discount notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. On February 28, 2003 and 2002, the fair value of the senior subordinated notes was approximately $308.8 million and $308.3 million, respectively, and the fair value of the senior discount notes was approximately $234.6 million and $268.3 million, respectively. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

     u. Derivative Financial Instruments

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

     SFAS No. 133 requires that as of the date of initial adoption the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes." On March 1, 2001, Emmis recorded the effect of the adoption of SFAS No. 133 which resulted in an immaterial impact to the results of operations and the financial position of Emmis. See footnote 4 for discussion of the interest rate swap agreements in effect during fiscal 2002 and 2003 and at February 28, 2003.

     v. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 7 for a discussion of SFAS No. 142.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this Statement by the Company will be effective on March 1, 2003. The effects of this pronouncement will result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, we are required to reclassify all of the extraordinary items related to debt transactions recorded in prior periods, including those recorded in fiscal 2003, to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

     As of December 2002, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of SFAS No. 123." SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We will report the pro forma information on an interim basis beginning with our May 31, 2003 Form 10-Q.

     w. Pro Forma Information Related To Stock-Based Compensation

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     Had compensation cost for the Company's 2001, 2002 and 2003 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

                                               Year Ended February 28,
                                         2001            2002            2003
                                         ----            ----            ----
Net Income (Loss) Available to
 Common Shareholders:
     As Reported                        $ 4,752        $ (73,092)    $ (173,452)
     Pro Forma                          $   113        $ (85,760)    $ (179,695)

Basic EPS:
     As Reported                         $ 0.10          $ (1.54)       $ (3.27)
     Pro Forma                           $    -          $ (1.81)       $ (3.39)

Diluted EPS:
     As Reported                         $ 0.10          $ (1.54)       $ (3.27)
     Pro Forma                           $    -          $ (1.81)       $ (3.39)


     Because the fair value method of accounting has not been applied to options prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                          Year Ended February 28,
                                2001                 2002                2003
                                ----                 ----                ----
Risk-Free Interest Rate:       4.54%                5.41%               3.86%
Expected Dividend Yield:          0%                   0%                 0%
Expected Life (Years):          6.4                  8.3                 8.6
Expected Volatility:          56.79%               57.67%              58.00%

     x. Reclassifications

     Certain reclassifications have been made to the prior years financial statements to be consistent with the February 28, 2003 presentation.

2. COMMON STOCK

     Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by the principal shareholder (Jeffrey H. Smulyan). All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with the principal shareholder. At February 28, 2002 and 2003, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issuance of Class A and Class B common stock.

     In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding obligations under our credit facility. The remainder was invested, and in July 2002 distributed to ECC and used to redeem approximately 22.6% of ECC's outstanding 12 1/2% senior discount notes (see Note 4).

3. PREFERRED STOCK

     Emmis has authorized 10,000,000 shares of preferred stock, which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize.

     Emmis has 2.875 million shares of 6.25% Series A cumulative convertible preferred stock outstanding, which have a liquidation preference of $50 per share and a par value of $.01 per share. Each preferred share is convertible at the option of the holder into 1.28 shares of Class A common stock, subject to certain events. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share.

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


The terms of ECC's preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. While Emmis had sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the October 15, 2001, January 15, 2002, and April 15, 2002 payments because Emmis' leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC's board of directors set a record date for payments, but did not declare the dividends. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted to make the payments to the preferred shareholders under the senior discount notes and senior subordinated notes indentures. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC's board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15, 2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary's prior payment.

4. CREDIT FACILITY, SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES

     The credit facility, senior subordinated notes and senior discount notes were comprised of the following at February 28, 2002 and 2003:

                                                          2002            2003
                                                          ----            ----
Credit Facility
     Revolver                                         $        -    $     2,112
     Term Note A                                          398,453       204,786
     Term Note B                                          553,547       500,000
8 1/8% Senior Subordinated Notes Due 2009                 300,000       300,000
                                                          -------       -------
                                                        1,252,000     1,006,898
Less:  Credit facility debt to be repaid with proceeds
     of assets held for sale and current maturities       135,000         9,953
                                                          -------         -----
         EOC total                                      1,117,000       996,945

12 1/2% Senior Discount Notes Due 2011                    226,507       197,844
                                                        ---------       -------
         Emmis total                                  $ 1,343,507   $ 1,194,789
                                                      ===========   ===========


CREDIT FACILITY

     On December 29, 2000 ECC entered into an amended and restated credit facility for $1.4 billion (consisting of a $320.0 million revolver, a $480.0 million term note A and a $600.0 million term note B). In June 2001, upon completion of the Company's reorganization (see Note 1c), the Company repaid $93.0 million of term notes and transferred the credit facility to EOC. The repayment resulted in the cancellation of a portion of the term notes and the Company recorded an extraordinary loss of approximately $1.1 million, net of taxes, related to unamortized deferred debt issuance costs for the year ended February 28, 2002. During fiscal 2002, EOC repaid and cancelled an additional $35.0 million in term notes. On November 30, 2001, EOC amended the financial covenants of its credit facility through November 30, 2002, which, among other things, reduced total availability under the revolver to $220.0 million and resulted in the amortization of $1.4 million of deferred debt issuance costs into interest expense during the year ended February 28, 2002.

     In the first quarter of fiscal 2003, we repaid approximately $195.1 million of credit facility debt with the net proceeds from our Denver radio station asset sales and 50% of the net proceeds from our April 2002 equity offering. In connection with the repayment of existing term loans outstanding, the Company recorded a $2.3 million extraordinary charge, net of taxes of $1.3 million, relating to the write off of deferred debt fees.

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

     The revolver and term note A mature February 28, 2009 and the term note B matures August 31, 2009. Net deferred debt costs of approximately $15.8 million and $20.0 million, respectively, relating to the credit facility are reflected in the accompanying consolidated balance sheets as of February 28, 2003 and 2002, and are being amortized over the life of the credit facility as a component of interest expense.

     Prior to the existing credit facility, EOC entered into a bridge financing arrangement in October 2000 that provided up to $1.0 billion in capacity. The bridge financing was replaced by the existing credit facility and accordingly $3.4 million of fees associated with the bridge financing were amortized into interest expense during the year ended February 28, 2001.

     The amended and restated credit facility provides for letters of credit to be made available to EOC not to exceed $100.0 million. The aggregate amount of outstanding letters of credit and amounts borrowed under the revolver cannot exceed the revolver commitment. At February 28, 2003, $1.4 million in letters of credit were outstanding.

     All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 0% to 2.9% and 0.5% to 2.5%), depending on Emmis' ratio of debt to operating cash flow, as defined in the agreement. The weighted-average interest rate on borrowings outstanding under the credit facility, including the effects of interest rate swaps was approximately 4.7% and 6.3% at February 28, 2003 and February 28, 2002, respectively. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The credit facility requires EOC to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt). After the first two years, this ratio of fixed to floating rate debt must be maintained if EOC's total leverage ratio, as defined, is greater than 6:1 at any quarter end. The notional amount of interest rate protection agreements at February 28, 2003 totaled $230 million. The interest rate swap agreements, which expire at various dates beginning May 8, 2003 to February 8, 2004, effectively establish interest rates on the credit facility's underlying base rate approximating a weighted average rate of 4.76% on the three-month LIBOR interest rate.

     As indicated in footnote 1u., Emmis accounts for interest rate swap arrangements under SFAS No. 133 as amended by SFAS No. 138. The fair market value of these swaps at February 28, 2003, was a liability of $4.3 million which is reflected in the accompanying consolidated balance sheets, with an associated income tax asset of $1.7 million. As Emmis has designated these interest rate swap agreements as cash flow hedges and the swaps were highly effective during the year ended February 28, 2003, the net liability was recorded as a component of comprehensive income and the ineffectiveness was not material. Interest paid under these swap arrangements was $3.6 million and $11.0 million for the years ended February 28, 2002 and 2003, respectively.

     The aggregate amount of term notes A and B begin amortizing in December 2003. The annual amortization and reduction schedules for debt outstanding as of February 28, 2003, are as follows:

               SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY


                         Term Loan A/
    Year Ended             Revolver            Term Loan B             Total
  February 28 (29),      Amortization         Amortization         Amortization
  -----------------      ------------         ------------         ------------
       2004               $   8,703           $   1,250            $   9,953
       2005                  35,838               5,000               40,838
       2006                  37,886               5,000               42,886
       2007                  38,909               5,000               43,909
       2008                  40,957               5,000               45,957
       2009                  44,605               5,000               49,605
       2010                       -             473,750              473,750
                          ---------           ---------            ---------
       Total              $ 206,898           $ 500,000            $ 706,898
                          =========           =========            =========


     Proceeds from raising additional equity, issuing additional subordinated debt, or from asset sales, as well as excess cash flow beginning in fiscal 2004, may be required to repay amounts outstanding under the credit facility. These mandatory repayment provisions may apply depending on EOC's total leverage ratio, as defined under the credit facility. Additionally, EOC may reborrow amounts paid in accordance with these provisions under certain circumstances.

     The credit facility contains various financial and operating covenants and other restrictions with which EOC must comply, including, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than its primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of ECC, acquisitions and asset sales, as well as requirements to maintain certain financial ratios. After giving effect to the July 2002 amendment, EOC was in compliance with these covenants at February 28, 2003. The credit facility provides that an event of default will occur if there is a change of control of ECC, as defined. A change of control includes, but is not limited to, Jeffrey H. Smulyan ceasing to own, directly or indirectly, at least 35% of the general voting rights of the capital stock of ECC. Substantially all of Emmis' assets, including the stock of Emmis' wholly-owned subsidiaries, are pledged to secure the credit facility.

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

     The indenture relating to the notes contains covenants with respect to EOC which include limitations of indebtedness, restricted payments (including preferred stock dividend payments, see Note 3), transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, sale/leaseback transactions and mergers, consolidations or sales of substantially all of EOC's assets. EOC was in compliance with these covenants at February 28, 2003.

SENIOR DISCOUNT NOTES

     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $12.0 million of debt issuance costs. The notes, for which ECC is the obligor, accrete interest at a rate of 12.5% per year, compounded semi-annually to an aggregate principal amount of $286.3 million on March 15, 2006, after considering the July 2002 redemption. Commencing on September 15, 2006, interest is payable in cash on each March 15 and September 15, with the aggregate principal amount of $286.3 million due on March 15, 2011. The notes have no sinking fund requirement. A portion of the net proceeds was used to fund the acquisition of three radio stations in Phoenix, Arizona and the remaining net proceeds ($93.0 million) were placed in escrow. In June 2001, upon completion of the Company's reorganization (see Note 1c), the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

     On July 1, 2002, ECC redeemed approximately 22.6% of its senior discount notes. Approximately $60.1 million of the proceeds from the Company's April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. The redemption premium and approximately $1.6 million of deferred debt fees related to the discount notes, net of taxes of $0.8 million, were recorded as an extraordinary charge in the year ended February 28, 2003.

     Prior to March 15, 2004, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to an additional 12.4% of the aggregate principal amount of the notes at a redemption price equal to 112.5% plus accrued and unpaid interest, provided that at least
$240.5 million of the aggregate principal amount at maturity of the notes originally issued remains outstanding after such redemption. Additionally, any time prior to March 15, 2006, the Company may redeem all or part of the notes at a redemption price equal to 100% of the accreted value (as defined) of the notes plus the applicable premium (as defined) as of, and liquidating damages (as defined), if any, to the date of redemption. On or after March 15, 2006 and until March 14, 2009, the notes may be redeemed at the option of the Company in whole or in part at prices ranging from 106.25% to 102.083% plus accrued and unpaid interest. On or after March 15, 2009, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), the Company is required to make an offer to purchase the notes then outstanding. Prior to March 15, 2006, the purchase price will be 101% of the accreted value of the notes. On or after March 15, 2006, the purchase price will be 101% of the outstanding principal amount of the notes plus accrued and unpaid interest.

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

     The indenture relating to the notes contains covenants with respect to the Company which include limitations of indebtedness, restricted payments (including preferred stock dividend payments, see Note 3), transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, and mergers, consolidations or sales of substantially all of the Company's assets. The Company was in compliance with these covenants at February 28, 2003.


5. OTHER LONG-TERM DEBT

     Other long-term debt was comprised of the following at February 28, 2002 and 2003:

                                                2002                    2003
                                                ----                    ----
Hungary:
     License Obligation                       $ 11,285                $ 13,363
     Bonds Payable                               2,261                   3,099
     Notes Payable                                 659                   1,277
Other                                              677                     307
                                                ------                  ------
Total Other Long-Term Debt                      14,882                  18,046
Less:  Current Maturities                        7,933                   4,959
                                                ------                  ------
Other Long-Term Debt, Net of
     Current Maturities                        $ 6,949                $ 13,087
                                               =======                ========



     Subsequent to the license restructuring completed in December 2002, the license obligation is comprised of the original obligation due in November 2004 and five additional equal annual installments that will commence in November 2005 and end in November 2009. The original obligation is non-interest bearing; however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. The original license obligation has been discounted at an imputed interest rate of approximately 3% to reflect the obligation at its fair value. The additional obligation that stems from the restructuring is also non-interest bearing and no cost of living adjustment applies. Prevailing market interest rates in Hungary exceed inflation by approximately 7%. Accordingly, the License Obligation has been discounted at an imputed interest rate of approximately 7% to reflect the additional obligation at its fair value. The total License Obligation of $13.4 million as of February 28, 2003, is reflected net of an unamortized discount of $ 1.5 million.

     The Bonds and Notes Payable are payable by Emmis' Hungarian subsidiary to the minority shareholders of the subsidiary. The Bonds, payable in Hungarian forints, are due on maturity at November 2004 and bear interest at the Hungarian State Bill rate plus 3% (approximately 17.5% and 12.4% at February 28, 2002 and 2003, respectively). Interest is payable semi-annually. The Notes Payable and accrued interest, payable in U.S. dollars, are due December 31, 2003 and bear interest at the prime rate plus 2%.


6. ACQUISITIONS, DISPOSITONS AND INVESTMENTS

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001, from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. The assets of KALC-FM are reflected as held for sale in the accompanying consolidated balance sheet as of February 28, 2002. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002.

Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale. The $87.7 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheet as of February 28, 2002.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Emmis had purchased KXPK-FM on August 24, 2000, from AMFM, Inc. for an allocated purchase price of $35.0 million in cash plus liabilities recorded of $1.2 million and transaction related costs of $0.4 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. Proceeds were used to repay amounts outstanding under our credit facility. In fiscal 2003 we recorded a gain on sale of assets of $10.2 million. The assets of KXPK-FM are reflected as held for sale in the accompanying consolidated balance sheet as of February 28, 2002. The $47.3 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheet as of February 28, 2002.

     On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC's March 2001 senior discount notes offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the intellectual property of WTLC-FM (both located in Indianapolis, Indiana) to Radio One, Inc., for $8.0 million. The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001. Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

     On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM (reformatted as KFTK-FM) and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. for $220.0 million in cash, plus transaction related costs of $10.9 million (the "Sinclair Acquisition"). The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquisition was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     On October 6, 2000, Emmis acquired certain assets of KZLA-FM (the "KZLA Acquisition") in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). Since the fair value of WKKX exceeded the book value of the station at the date of the exchange, Emmis recorded a gain on exchange of assets of $22.0 million. The fair value of WKKX-FM was determined by an independent appraiser. In connection therewith, tangible assets were valued using either replacement cost or current market value, depending on the asset being valued. Intangible assets with an identifiable revenue stream were valued using discounted cash flows. Intangible assets not producing a readily identifiable income stream were valued using residual fair market value. This gain is included in other income, net in the accompanying consolidated statements of operations. From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement. The exchange was accounted for as a purchase. The total purchase price of $185.0 million was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

     Effective October 1, 2000 (closed October 2, 2000), Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash, the payment of $21.3 million for working capital and transaction related costs of $2.2 million (the "Lee Acquisition"). In connection with the acquisition, Emmis recorded $31.3 million of deferred tax liabilities and $17.5 million in contract liabilities. Also, Emmis recorded a severance related liability of $1.8 million, of which $1.3 million remains outstanding as of February 28, 2003. This transaction was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

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

     - KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Wailuku, Hawaii)

     -    KGUN-TV (ABC) in Tucson, Arizona

     -    KMTV-TV (CBS) in Omaha, Nebraska and

     -    KSNT-TV (NBC) in Topeka, Kansas.

     The total purchase price was allocated to property and equipment, television program rights, working capital related items and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

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

     On August 24, 2000, Emmis acquired the assets of radio station KKFR-FM in Phoenix, Arizona from AMFM, Inc. for an allocated $72.0 million in cash, plus transaction related costs of $0.5 million (the "AMFM Acquisition"). Emmis financed the acquisition through borrowings under its credit facility. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

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

     On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million (the "Los Angeles Magazine Acquisition"). Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under its credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $36.0 million, which is included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

7. INTANGIBLE ASSETS AND GOODWILL

     Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the Company to cease amortizing goodwill and certain intangibles. Instead, these assets will be reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On February 28, 2002, prior to the adoption of SFAS No. 142, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of $175.1 million and $1,743.2 million, respectively. FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. The Company had previously amortized these assets over the maximum period allowed of

40 years. Adoption of this accounting standard eliminated the Company's amortization expense for goodwill and FCC licenses. For comparison purposes, for the years ended February 28, 2001 and 2002, the Company recorded amortization expense for goodwill and FCC licenses of $39.5 million and $58.2 million, respectively.

     The following unaudited pro forma summary presents the Company's estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. Reported income (loss) before extraordinary loss and accounting change and reported net loss available to common shareholder are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses as these assets are not amortized under this new accounting standard.

EMMIS


(Dollars in thousands, except per share data)
                                                                                  Years ended February 28,
                                                                            2001             2002              2003
                                                                            ----             ----              ----
Reported income (loss) before extraordinary loss
     and accounting change                                                $ 13,736        $ (63,024)         $ 14,049
Add back:  amortization of goodwill, net of tax
     provision of $2,119 and $2,343 for the years
     ended February 28, 2001 and 2002                                        4,560            5,348                 -
Add back:  amortization of FCC licenses,
     net of tax provision of $10,427 and $15,378 for the years
     ended February 28, 2001 and 2002                                       22,434           35,098                 -
Adjusted income (loss) before extraordinary loss                          --------        ---------          --------
     and accounting change                                                $ 40,730        $ (22,578)         $ 14,049
                                                                          ========        =========          ========

Reported net income (loss) available to common shareholders                $ 4,752        $ (73,092)       $ (173,452)
Add back:  amortization of goodwill, net of tax
     provision of $2,119 and $2,343 for the years
     ended February 28, 2001 and 2002                                        4,560            5,348                 -
Add back:  amortization of FCC licenses,
     net of tax provision of $10,427 and $15,378 for the years
     ended February 28, 2001 and 2002                                       22,434           35,098                 -
                                                                          --------        ---------        ----------
Adjusted net income (loss) available to common shareholders               $ 31,746        $ (32,646)       $ (173,452)
                                                                          ========        =========        ==========

Basic net loss available to common shareholders:
     Reported net income (loss) available to common shareholders            $ 0.10          $ (1.54)          $ (3.27)
     Amortization of goodwill, net of taxes                                   0.10             0.11                 -
     Amortization of FCC licenses, net of taxes                               0.48             0.74                 -
                                                                            ------          -------           -------
     Adjusted net income (loss) available to common shareholders            $ 0.68          $ (0.69)          $ (3.27)
                                                                            ======          =======           =======

Diluted net loss available to common shareholders:
     Reported net income (loss) available to common shareholders            $ 0.10          $ (1.54)          $ (3.27)
     Amortization of goodwill, net of taxes                                   0.09             0.11                 -
     Amortization of FCC licenses, net of taxes                               0.47             0.74                 -
                                                                            ------          -------           -------
     Adjusted net income (loss) available to common shareholders            $ 0.66          $ (0.69)          $ (3.27)
                                                                            ======          =======           =======

     Basic Shares                                                           46,869           47,334            53,014
     Diluted Shares                                                         47,940           47,334            53,014


         EOC

(Dollars in thousands)                                                   Years Ended Feburary 28,
                                                                   2001             2002            2003
                                                                   ----             ----            ----
Reported income (loss) before extraordinary
     loss and accounting change                                  $ 13,736         $(46,802)       $ 30,724
Add back:  amortization of goodwill, net of tax
     provision of $2,119 and $2,343 for the years
     ended February 28, 2001 and 2002                               4,560            5,348               -
Add back:  amortization of FCC licenses, net of
     tax provision of $10,427 and $15,378 for the
     years ended February 28, 2001 and 2002                        22,434           35,098               -
                                                                 --------         --------        --------
Adjusted income before extraordinary
     loss and accounting change                                  $ 40,730         $ (6,356)       $ 30,724
                                                                 ========         ========        ========

Reported net income (loss)                                       $ 13,736         $(47,886)      $(139,565)
Add back:  amortization of goodwill, net of tax
     provision of $2,119 and $2,343 for the years
     ended February 28, 2001 and 2002                               4,560            5,348               -
Add back:  amortization of FCC licenses, net of
     tax provision of $10,427 and $15,378 for the
     years ended February 28, 2001 and 2002                        22,434           35,098               -
                                                                 --------         --------        --------
Adjusted net income (loss)                                       $ 40,730         $ (7,440)      $(139,565)
                                                                 ========         ========       =========


Because EOC is a wholly-owned subsidiary of Emmis, per share data is excluded.

         Indefinite-lived Intangibles

     Under the guidance in SFAS No. 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but will be tested for impairment at least annually. As of February 28, 2003 and 2002 (prior to the adoption of SFAS No. 142), the carrying amounts of the Company's FCC licenses were $1,508.9 million and $1,743.2 million, respectively.

     In accordance with SFAS No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. Prior to March 1, 2002, an impairment adjustment was recorded if the carrying value of an intangible asset exceeded its estimated undiscounted cash flows in accordance with SFAS No. 121. Upon adoption of SFAS No. 142, the Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the year ended February 28, 2003. Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined by management, using an enterprise valuation approach. Enterprise value was determined by applying an estimated market multiple to the broadcast cash flow generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units' competitive position in their respective markets. Appropriate allocation was made to the tangible assets with the residual amount representing the estimated fair value of our indefinite lived intangible assets and goodwill. To the extent the carrying amount of the indefinite-lived intangible exceeded its fair value, the difference was recorded in the statement of operations, as described above. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company's media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

         Goodwill

     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the initial two-step impairment test during the first quarter of fiscal 2003. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the year ended February 28, 2003. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company's approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company's reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of February 28, 2003 and 2002 (prior to the adoption of SFAS No. 142), the carrying amount of the Company's goodwill was $139.0 million and $175.1 million, respectively. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

         Definite-lived intangibles

     The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company's future cash flows. In accordance with the transitional requirements of SFAS No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2002 and 2003 (dollars in thousands):

                                             February 28, 2002                             February 28, 2003
                                          ------------------------                        ---------------------
                                     Gross                        Net              Gross                        Net
                                   Carrying     Accumulated     Carrying          Carrying    Accumulated     Carrying
                                    Amount     Amortization      Amount            Amount     Amortization     Amount
                                    ------     ------------      ------            ------     ------------     ------
Foreign Broadcasting Licenses     $ 22,542         $ 8,694     $ 13,848          $ 23,178       $ 10,993     $ 12,185
Subscription Lists                  12,189          11,077        1,112            12,189         12,176           13
Lease Rights                        11,502             407       11,095            11,502            695       10,807
Customer Lists                       7,371           1,734        5,637             7,371          4,336        3,035
Non-Compete Agreements               5,738           5,561          177             5,738          5,601          137
Other                                4,335           1,240        3,095             4,211          1,527        2,684
                                     -----           -----        -----             -----          -----        -----
  TOTAL                           $ 63,677        $ 28,713     $ 34,964          $ 64,189       $ 35,328     $ 28,861
                                  ========        ========     ========          ========       ========     ========



     Total amortization expense from definite-lived intangibles for the years ended February 28, 2001, 2002 and 2003 was $9.5 million, $7.8 million and $7.1 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of February 28, 2003 (dollars in thousands):

FISCAL YEAR ENDED FEBRUARY,
2004                         $ 4,797
2005                           2,616
2006                           2,175
2007                           2,147
2008                           2,131



8. EMPLOYEE BENEFIT PLANS

     a.   1994 Equity Incentive Plan

     At the 1994 annual meeting, the shareholders of Emmis approved the 1994 Equity Incentive Plan. Under this Plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with a purchase price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 22,000 shares of common stock are available for grant at February 28, 2003. Certain stock options awarded remain outstanding as of February 28, 2002 and 2003.

     b.   1995 Equity Incentive Plan

     At the 1995 annual meeting, the shareholders of Emmis approved the 1995 Equity Incentive Plan. Under this Plan, awards equivalent to 1,300,000 shares of common stock may be granted pursuant to employment agreements. Under the Plan, no further awards are available for grant at February 28, 2003. Certain stock options awarded remain outstanding as of February 28, 2002 and 2003.

     c.   Non-Employee Director Stock Option Plan

     At  the  1995  annual  meeting,   the  shareholders  of  Emmis  approved  a
Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 10,000 shares of the Company's Class A common stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to 20,000 shares of Class A common stock are available for grant at February 28, 2003. Certain stock options awarded remain outstanding as of February 28, 2002 and 2003.

     d.   1997 Equity Incentive Plan

     At the 1997 annual meeting, the shareholders of Emmis approved the 1997 Equity Incentive Plan. Under this plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 154,000 shares of common stock are available for grant at February 28, 2003. Certain stock options and restricted stock awarded remain outstanding as of February 28, 2002 and 2003.

     e.   1999 Equity Incentive Plan

     At the 1999 annual meeting, the shareholders of Emmis approved the 1999 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 232,000 shares of common stock are available for grant at February 28, 2003. Certain stock options and restricted stock awarded remain outstanding as of February 28, 2002 and 2003.

     f.   2001 Equity Incentive Plan

     At the 2001 annual meeting, the shareholders of Emmis approved the 2001 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price, if any, at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 1,617,000 shares of common stock are available for grant at February 28, 2003. Certain stock awards remain outstanding as of February 28, 2002 and 2003.

     g.   2002 Equity Compensation Plan

     At the 2002 annual meeting, the shareholders of Emmis approved the 2002 Equity Compensation Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price, if any, at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 2,550,000 shares of common stock are available for grant at February 28, 2003. Certain stock awards remain outstanding as of February 28, 2003.

     h.   Other Disclosures Related to Stock Option and Equity Incentive Plans

     A summary of the status of options and restricted stock at February 2001, 2002, and 2003 and the related activity for the year is as follows:


                                                      2001                             2002                           2003
                                                      ----                             ----                           ----
                                             Number of     Weighted         Number of       Weighted       Number of     Weighted
                                             Options/       Average          Options/       Average        Options/       Average
                                            Restricted     Exercise         Restricted      Exercise      Restricted     Exercise
                                               Stock         Price            Stock          Price          Stock         Price
                                               -----         -----            -----          -----          -----         -----
Outstanding at Beginning of Year              4,559,168      18.07         4,144,793        23.14         4,753,513       25.39
Granted                                         814,629      34.66         1,089,369        29.01         1,926,228       14.96
Exercised                                    (1,092,688)      9.78          (250,420)       17.56          (311,234)      17.90
Lapsing of restrictions on stock awards        (101,805)         -          (190,162)           -          (920,571)          -
Expired and other                               (34,511)     20.32           (40,067)       23.68          (188,457)      25.75
Outstanding at End of Year                    4,144,793       23.14        4,753,513        25.39         5,259,479       26.53
Exercisable at End of Year                    2,008,680       19.26        2,464,827        21.10         2,602,475       23.90
Total Available for Grant                     1,382,000                    3,333,000                      4,595,000



     During the years ended February 2001, 2002 and 2003, all options were granted with an exercise price equal to fair market value of the stock on the date of grant. During fiscal 2001, 2002 and 2003, the Company entered into employment agreements providing for grants of 9,200, 26,190 and 22,500 shares, respectively, at a weighted average fair value of $35.51, $27.57 and $27.16, respectively.

     The following information relates to options outstanding and exercisable at February 28, 2003:

                        Options Outstanding                Options Exercisable
                  --------------------------------       -----------------------
                              Weighted    Weighted                      Weighted
Range of                      Average      Average                      Average
Exercise         Number of    Exercise    Remaining       Number of     Exercise
Prices            Options      Price     Contract Life     Options       Price
------            -------      -----     -------------     -------       -----
 7.60-11.40      200,000         7.75      4.0 years       200,000        7.75
11.40-15.20       10,163        14.44      0.6 years        10,163       14.44
15.20-19.00      369,972        16.55      3.0 years       369,972       16.55
19.00-22.80      852,003        21.24      2.0 years       802,003       21.33
22.80-26.60      172,528        24.63      3.0 years       172,528       24.63
26.60-30.40    2,985,426        28.76      7.8 years       601,206       28.62
30.40-34.20            -            -        - years             -           -
34.20-38.00      669,387        35.41      7.0 years       446,603       35.39


In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

     i.   Profit Sharing Plan

     In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with six months of service. Contributions to the plan are at the discretion of the Emmis Board of Directors and can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in non-cash compensation in the consolidated statements of operations for the years ended February 2001, 2002 and 2003 were $1,250, $0, and $0 respectively.

     j.   401(k) Retirement Savings Plan

     Emmis sponsors two Section 401(k) retirement savings plans. One covers substantially all nonunion employees age 18 years and older who have at least six months of service and the other covers substantially all union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company's Class A common stock. Emmis' contributions to the plans totaled $1,337, $1,684 and $1,503 for the years ended February 2001, 2002 and 2003, respectively.

     k.   Defined Contribution Health and Retirement Plan

     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $441, $465, and $414 for the years ended February 2001, 2002 and 2003, respectively.

     l.   Employee Stock Purchase Plan

     The Company has in place an employee stock purchase plan that allows employees to purchase shares of the Company's Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22.5 annually per employee. The Company does not record compensation expense pursuant to this plan as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code.


9. OTHER COMMITMENTS AND CONTINGENCIES

     a. TV Program Rights Payable

     The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments scheduled under contracts for programs available as of February 28, 2003, are as follows:

Fiscal year ended February 28(29),
2004                                             $ 27,424
2005                                               13,516
2006                                                8,997
2007                                                4,856
2008                                                2,839
Thereafter                                          1,836
                                                    -----
                                                   59,468
Less:  Current Portion                             27,424
                                                   ------
TV Program Rights Payable,
        Net of Current Portion                   $ 32,044
                                                 ========

     In addition, the Company has entered into commitments for future program rights (programs not available as of February 28, 2003). Future payments scheduled under these commitments are summarized as follows: Year ended February 2004 - $10,877, 2005 - $23,184, 2006 - $9,779, 2007 - $7,036, 2008 - $4,216 and
thereafter - $2,187.

     b. Radio Broadcast Agreements

     The Company has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments scheduled under these agreements are summarized as follows: Year ended February 2004 - $1,640, 2005 - $1,454, 2006 - $915, 2007 - $940, 2008 - $965 and thereafter - $80. Expense related to these broadcast rights totaled $2,376, $2,522, and $1,771 for the years ended February 2001, 2002, and 2003, respectively.

     c. Operating Leases

     The Company leases certain office space, tower space, equipment, an airplane and automobiles under operating leases expiring at various dates through August 2019. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor's operating costs), as well as provisions for payment of utilities and maintenance costs. Maintenance costs are recorded using the accrual method.

     Future minimum rental payments (exclusive of future escalation costs) required by non-cancelable operating leases, with an initial term of one year or more as of February 28, 2003, are as follows:


Fiscal year ended February 28(29),
2004                                       $ 9,494
2005                                         8,481
2006                                         6,830
2007                                         6,046
2008                                         5,646
Thereafter                                  29,604
                                            ------
                                          $ 66,101
                                          ========

     Rent expense totaled $6,457, $7,995, and $9,798 for the years ended February 2001, 2002, and 2003, respectively. Rent expense for the years ended February 2001, 2002, and 2003 is net of sublease income of approximately $86, $0, and $34, respectively.

     d. Employment Agreements

     The Company enters into employment agreements with certain officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. Future minimum cash payments scheduled under terms of these agreements are summarized as follows: Year ended February 2004 - $25,743, 2005 - $13,847, 2006 - $6,112,
2007 - $1,651, 2008 - $1,038 and thereafter - $1,380.

     In addition to future cash payments, at February 28, 2003, 7,500 shares of common stock and options to purchase 1,169,000 shares of common stock have been granted in connection with current employment agreements. Additionally, up to 55,000 shares and options to purchase up to 413,000 shares of common stock may be granted (or have been granted subject to forfeiture) under the agreements in the next two years.

     e. Litigation

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the Company.

     In December 2002, Emmis reached an agreement with the Hungarian broadcasting authority, the National Radio and Television Board (ORTT), that resolved pending legal issues and extended the national license for Slager, its subsidiary in Hungary, through 2009. Slager agreed to pay the fees due under the original broadcast contract in installments through November 2004, the date the contract was set to expire. The license has been extended an additional five years with payment terms more reflective of the current Hungarian advertising environment.

10. INCOME TAXES

     The provision (benefit) for income taxes for the years ended February 2001, 2002, and 2003, consisted of the following:

     EMMIS:


                                               2001         2002          2003
                                               ----         ----          ----
Current:
       Federal                              $  1,540    $       -     $       -
       State                                     300            -             -
                                              ------      -------        ------
                                               1,840            -             -
                                              ------      -------        ------
Deferred:
       Federal                                14,360      (25,189)       12,446
       State                                   1,450         (434)          819
                                              ------      -------        ------
                                              15,810      (25,623)       13,265
                                              ------      -------        ------
Provision (benefit) for
       income taxes                           17,650      (25,623)       13,265

Tax benefit of extraordinary item                  -         (664)       (2,389)
Tax benefit of accounting change                   -            -      (102,600)
                                              ------      -------        ------

Net provision (benefit) for income taxes    $ 17,650    $ (26,287)    $ (91,724)
                                            ========    =========     =========




     EOC:


                                               2001         2002          2003
                                               ----         ----          ----
Current:
       Federal                              $  1,540    $       -     $       -
       State                                     300            -             -
                                              ------      -------        ------
                                               1,840            -             -
                                              ------      -------        ------
Deferred:
       Federal                                14,360      (17,399)       20,773
       State                                   1,450         (434)        1,593
                                              ------      -------        ------
                                              15,810      (17,833)       22,366
                                              ------      -------        ------
Provision (benefit) for
       income taxes                           17,650      (17,833)       22,366

Tax benefit of extraordinary item                  -         (664)       (1,555)
Tax benefit of accounting change                   -            -      (102,600)
                                              ------      -------        ------
Net provision (benefit) for income taxes    $ 17,650    $ (18,497)    $ (81,789)
                                            ========    =========     =========

     The provision (benefit) for income taxes for the years ended February 2001, 2002, and 2003, differs from that computed at the Federal statutory corporate tax rate as follows:

     EMMIS:


                                           2001            2002            2003
                                           ----            ----            ----
Computed income taxes at 35%            $ 10,985       $ (31,026)        $ 9,560
State income tax                           1,138            (282)            819
Nondeductible foreign losses               1,778           1,084           1,061
Nondeductible goodwill                     1,537           2,637               -
Nondeductible interest                         -             616             695
Other                                      2,212           1,348           1,130
                                           -----           -----           -----
Provision (benefit) for income taxes    $ 17,650       $ (25,623)       $ 13,265
                                        ========       =========        ========

      EOC:


                                            2001           2002           2003
                                            ----           ----           ----
Computed income taxes at 35%             $ 10,985      $ (22,620)      $ 18,582
State income tax                            1,138           (282)         1,593
Nondeductible foreign losses                1,778          1,084          1,061
Nondeductible goodwill                      1,537          2,637              -
Nondeductible interest                          -              -              -
Other                                       2,212          1,348          1,130
                                            -----          -----          -----
Provision (benefit) for income taxes     $ 17,650      $ (17,833)      $ 22,366
                                         ========      =========       ========

     The components of deferred tax assets and deferred tax liabilities at February 2002 and 2003 are as follows:

     EMMIS:

                                                   2002                2003
                                                   ----                ----
Deferred tax assets:
     Net operating loss carryforwards           $ 44,443            $ 61,929
     Compensation relating to stock options        5,601               6,660
     Noncash interest expense                      8,412              14,250
     Impairment loss                               3,444                   -
     Other                                         8,731               6,452
     Valuation allowance                          (2,017)             (5,031)
                                                  ------              ------
         Total deferred tax assets                68,614              84,260
                                                  ------              ------
Deferred tax liabilities
     Intangible assets                          (167,130)           (103,700)
     Other                                        (2,682)             (2,905)
                                                  ------              ------
         Total deferred tax liabilities         (169,812)           (106,605)
                                                  ------              ------
         Net deferred tax liabilities         $ (101,198)          $ (22,345)
                                              ==========           =========


     EOC:

                                                   2002                2003
                                                   ----                ----
Deferred tax assets:
     Net operating loss carryforwards           $ 45,065            $ 58,454
     Compensation relating to stock options        5,601               6,660
     Noncash interest expense                          -                   -
     Impairment loss                               3,444                   -
     Other                                         8,731               6,452
     Valuation allowance                          (2,017)             (5,031)
                                                  ------              ------
         Total deferred tax assets                60,824              66,535
                                                  ------              ------
Deferred tax liabilities
     Intangible assets                          (167,130)           (103,700)
     Other                                        (2,682)             (2,905)
                                                  ------              ------
         Total deferred tax liabilities         (169,812)           (106,605)
                                                --------            --------
         Net deferred tax liabilities         $ (108,988)          $ (40,070)
                                              ==========           =========


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for the net operating loss carryforwards related to the Company's foreign subsidiaries since these subsidiaries have not yet generated taxable income against which the net operating losses could be utilized. Additionally a valuation allowance has been provided for the net operating loss carryforwards related to certain state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. With respect to Emmis, the expiration of net operating loss carryforwards, excluding those at the Company's Hungarian subsidiary which do not expire, approximate $1,177 in fiscal 2005, $758 in fiscal 2006 and $142,654 thereafter. With respect to EOC, the expiration of net operating loss carryforwards, excluding those at the Company's Hungarian subsidiary which do not expire, approximate $1,177 in fiscal 2005, $758 in fiscal 2006 and $104,672 thereafter.

11. SEGMENT INFORMATION

     The Company's operations are aligned into three business segments: Radio, Television, and Publishing. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments. Amounts included in Interactive in prior years have been reclassified into the Radio segment. Noncash compensation expense for fiscal 2001 and 2002 attributable to our stations, previously included in Corporate, has been reclassified to the appropriate business segment.

     The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the years ended February
2001, 2002, and 2003 were $6.2 million, $7.2 million, and $9.2 million, respectively. This station's long lived assets as of February 28, 2002 and 2003 were $6.9 million and $9.9 million, respectively. Total revenues of the radio stations in Argentina for the years ended February 2001, 2002 and 2003 were $8.4 million, $9.5 million and $2.6 million, respectively. Long lived assets for these stations as of February 28, 2002 and 2003 were $10.0 million and $4.7 million, respectively.

YEAR ENDED FEBRUARY 28, 2003          Radio          Television       Publishing       Corporate         Consolidated
----------------------------          -----          ----------       ----------       ---------         ------------
Net revenues                        $ 254,818      $   234,752         $ 72,793        $       -         $  562,363
Station operating expenses,
  excluding noncash compensation      138,385          148,041           62,825                -            349,251
Corporate expenses, excluding
  noncash compensation                      -                -                -           21,359             21,359
Depreciation and amortization           8,133           28,453            1,917            4,867             43,370
Time brokerage fees                         -                -                -                -                  -
Noncash compensation                   10,151            6,528            2,358            3,491             22,528
Impairment loss and other                   -                -                -                -                  -
Restructuring fees                          -                -                -                -                  -
                                    ---------      -----------         --------         --------        -----------
Operating income (loss)             $  98,149      $    51,730         $  5,693        $ (29,717)        $  125,855
                                     ========         ========          =======        =========          =========
Total assets                        $ 898,010      $ 1,050,486         $ 81,073        $  86,844         $2,116,413
                                    =========      ===========         ========         ========        ===========

With respect to EOC, the above information would be identical, except corporate total assets would be $79,315 and consolidated total assets would be $2,108,884.

YEAR ENDED FEBRUARY 28, 2002           Radio          Television      Publishing       Corporate         Consolidated
----------------------------           -----          ----------      ----------       ---------         ------------
Net revenues                       $  262,077       $  206,529         $ 71,216        $       -        $   539,822
Station operating expenses,
  excluding noncash compensation      149,059          140,325           64,773                -            354,157
Corporate expenses, excluding
  noncash compensation                      -                -                -           20,283             20,283
Depreciation and amortization          33,516           53,513            8,477            4,752            100,258
Time brokerage fees                       479                -                -                -                479
Noncash compensation                    5,505            2,345              428              817              9,095
Impairment loss and other               9,063            1,609                -                -             10,672
Restructuring fees                          -                -                -              768                768
                                    ---------      -----------         --------         --------        -----------
Operating income (loss)            $   64,455       $    8,737         $ (2,462)       $ (26,620)       $    44,110
                                     ========          =======         ========        =========           ========
Total assets                       $1,037,846       $1,288,428         $ 88,913        $  94,882        $ 2,510,069
                                  ===========      ===========         ========         ========        ===========

With respect to EOC, the above information would be identical, except corporate total assets would be $83,952 and consolidated total assets would be $2,499,139.

YEAR ENDED FEBRUARY 28, 2001           Radio           Television     Publishing       Corporate         Consolidated
----------------------------           -----          ----------      ----------       ---------         ------------
Net revenues                        $ 242,207       $  156,993         $ 74,145        $       -         $  473,345
Station operating expenses,
  excluding noncash compensation      136,052           97,485           65,595                -            299,132
Corporate expenses, excluding
  noncash compensation                      -                -                -           17,601             17,601
Depreciation and amortization          21,475           33,574           14,941            4,028             74,018
Time brokerage fees                     7,344                -                -                -              7,344
Noncash compensation                    3,657              500              228            1,015              5,400
Impairment loss and other               2,000                -                -                -              2,000
Restructuring fees                          -                -                -            2,057              2,057
                                    ---------      -----------         --------         --------        -----------
Operating income (loss)             $  71,679       $   25,434         $ (6,619)       $ (24,701)        $   65,793
                                     ========         ========         ========        =========           ========
Total assets                        $ 920,028       $1,312,270         $ 96,550        $ 178,024         $2,506,872
                                    =========      ===========         ========        =========        ===========


12. RELATED PARTY TRANSACTIONS

     No loans were made to directors, officers or employees during periods covered by these financial statements. However, one loan to Jeffrey H. Smulyan remains outstanding. The approximate amount of such loan at February 28, 2002 and 2003 was $1,117 and $1,158, respectively. This loan bears interest at the Company's average borrowing rate of approximately 7.6% and 5.7% for the years ended February 2002 and 2003.

     During the year ended February 28, 2003, the Company purchased approximately $135 in corporate gifts and specialty items from a company owned by the sister of Richard Leventhal, one of our directors. Also during fiscal 2003, Emmis made payments of approximately $162 to a company owned by Mr. Smulyan for use of an airplane to transport employees to various trade shows and meetings. The Company believes that the terms of these transactions were no less favorable to the Company than terms available from independent third parties.

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


13.   FINANCIAL   INFORMATION   FOR   SUBSIDIARY   GUARANTORS   AND   SUBSIDIARY
NON-GUARANTORS

     Emmis conducts a significant portion of its business through subsidiaries. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 28, 2003, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2002 and 2003 and for each of the three years in the period ended February 28, 2003.

     Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                             Emmis Operating Company
                      Condensed Consolidating Balance Sheet
                             As of February 28, 2003



                                                                                         Eliminations
                                                  Parent                     Subsidiary        and
                                                  Company      Subsidiary       Non-      Consolidating
                                                   Only        Guarantors    Guarantors      Entries      Consolidated
                                                   ----        ----------    ----------      -------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                      $     3,885    $    5,844      $  6,350   $           -    $    16,079
  Accounts receivable, net                                 -        98,799         3,546               -        102,345
  Prepaid expenses                                     2,016        13,462           118               -         15,596
  Income tax refund receivable                             -             -             -               -              -
  Other                                                  222        23,249         2,190               -         25,661
  Assets held for sale                                 ------       ------        ------           ------        ------
    Total current assets                               6,123       141,354        12,204               -        159,681

  Property and equipment, net                         35,874       186,004         1,552               -        223,430
  Intangible assets, net                               3,035     1,661,513        12,185               -      1,676,733
  Investment in affiliates                         1,874,882             -             -      (1,874,882)             -
  Other assets, net                                   52,373        13,916           926         (18,175)        49,040
                                                      ------        ------           ---         -------         ------
    Total assets                                 $ 1,972,287   $ 2,002,787      $ 26,867    $ (1,893,057)   $ 2,108,884
                                                 ===========   ===========      ========    ============    ===========

CURRENT LIABILITIES:
  Accounts payable                                $   13,161    $   18,530      $  7,835     $         -    $    39,526
  Current maturities of other long-term debt           9,976             -         7,151          (2,215)        14,912
  Current portion of TV program rights payable             -        27,424             -               -         27,424
  Accrued salaries and commissions                     3,326        10,746           175               -         14,247
  Accrued interest                                    13,844             -             -          (2,203)        11,641
  Deferred revenue                                         -        15,805             -               -         15,805
  Other                                                3,339         3,640             -               -          6,979
  Credit facility debt to be repaid with assets held
     for sale                                              -             -             -               -              -
  Liabilities associated with assets held for sale    ------        ------        ------           ------        ------
    Total current liabilities                         43,646        76,145        15,161          (4,418)       130,534

Long-term debt, net of current maturities            996,945             -             -               -        996,945
Other long-term debt, net of current maturities           41         2,412        24,391         (13,757)        13,087
TV program rights payable, net of current portion          -        32,044             -               -         32,044
Other noncurrent liabilities                          13,167         3,898           721               -         17,786
Deferred income taxes                                 40,070             -             -               -         40,070
                                                      ------        ------        ------           ------        ------
    Total liabilities                              1,093,869       114,499        40,273         (18,175)     1,230,466

SHAREHOLDER'S EQUITY:
  Common stock                                     1,027,221             -             -               -      1,027,221
  Additional paid-in capital                          95,582             -         4,393          (4,393)        95,582
  Subsidiary investment                                    -     1,564,173        20,249      (1,584,422)             -
  Retained earnings/(accumulated deficit)           (227,026)      324,115       (23,068)       (301,047)      (227,026)
  Accumulated other comprehensive loss               (17,359)            -       (14,980)         14,980        (17,359)
                                                     -------       ------        -------          ------        -------
    Total shareholder's equity                       878,418     1,888,288       (13,406)     (1,874,882)       878,418
                                                     -------     ---------       -------      ----------        -------
    Total liabilities and shareholder's equity    $1,972,287   $ 2,002,787      $ 26,867     $(1,893,057)   $ 2,108,884
                                                 ===========   ===========      ========    ============    ===========


                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 2003

                                                                                                Eliminations
                                                    Parent                       Subsidiary         and
                                                    Company       Subsidiary        Non-       Consolidating
                                                     Only         Guarantors     Guarantors       Entries     Consolidated
                                                     ----         ----------     ----------       -------     ------------

Net revenues                                      $     923       $ 549,630      $ 11,810       $      -     $  562,363
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                 702         339,176         9,373              -        349,251
     Corporate expenses, excluding
          noncash compensation                       21,359               -             -              -         21,359
     Noncash compensation                             3,491          19,037             -              -         22,528
     Depreciation and amortization                    4,867          35,519         2,984              -         43,370
                                                    -------           -----        ------           ----        -------
          Total operating expenses                   30,419         393,732        12,357              -        436,508
                                                    -------           -----        ------           ----        -------
Operating income (loss)                             (29,496)        155,898          (547)             -        125,855
                                                    -------           -----        ------           ----        -------
Other income (expense)
     Interest expense                               (77,050)           (771)         (912)           675        (78,058)
     Loss from unconsolidated affiliates             (4,544)              -             -              -         (4,544)
     Gain on sale of assets                               -           9,313             -              -          9,313
     Other income (expense), net                        983             873          (229)        (1,103)           524
                                                        ---             ---          ----         ------            ---
          Total other income (expense)              (80,611)          9,415        (1,141)          (428)       (72,765)
                                                    -------           -----        ------           ----        -------

Income (loss) before income taxes,
    extraordinary loss and accounting
    change                                         (110,107)        165,313        (1,688)          (428)        53,090

Provision (benefit) for income taxes                (40,453)         62,819             -              -         22,366
                                                    -------           -----        ------           ----        -------
Income (loss) before extraordinary loss
    and accounting change                           (69,654)        102,494        (1,688)          (428)        30,724
Extraordinary loss, net of tax                       (2,889)              -             -              -         (2,889)
Cumulative effect of accounting change,
    net of tax                                     (167,400)       (167,400)            -        167,400       (167,400)
Equity in earnings (loss) of subsidiaries           100,378               -             -       (100,378)             -
                                                    -------           -----        ------           ----        -------
Net income (loss)                                 $(139,565)      $ (64,906)     $ (1,688)      $ 66,594     $ (139,565)
                                                  =========       =========      ========       ========     ==========



                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 2003



                                                                                               Eliminations
                                                     Parent                      Subsidiary        and
                                                     Company      Subsidiary        Non-       Consolidating
                                                      Only        Guarantors     Guarantors      Entries        Consolidated
                                                      ----        ----------     ----------      -------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (139,565)     $ (64,906)     $ (1,688)      $ 66,594     $ (139,565)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Cumulative effect of accounting change           167,400        167,400             -       (167,400)       167,400
      Extraordinary item                                 2,889              -             -              -          2,889
      Depreciation and amortization                      8,806         56,403         2,984              -         68,193
      Provision for bad debts                                -          4,102             -              -          4,102
      Provision (benefit) for deferred income taxes     22,366              -             -              -         22,366
      Noncash compensation                               3,491         19,037             -              -         22,528
      Gain on sale of assets                                -         (9,313)            -              -         (9,313)
      Equity in earnings of subsidiaries              (100,378)             -             -        100,378              -
      Other                                               (428)             -        (8,079)           428         (8,079)
  Changes in assets and liabilities -
      Accounts receivable                                    -        (11,657)          450              -        (11,207)
      Prepaid expenses and other current assets         (1,355)            11        (2,048)             -         (3,392)
      Other assets                                     (10,398)         6,615          (399)             -         (4,182)
      Accounts payable and accrued liabilities          (2,899)           965         2,738              -            804
      Deferred liabilities                                   -           (587)            -              -           (587)
      Other liabilities                                  1,483        (34,604)       15,353              -        (17,768)
                                                         -----        -------        ------         ------        -------
      Net cash provided (used) by investing activities (48,588)       133,466         9,311              -         94,189
                                                       -------        -------         -----         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (5,354)       (25,195)            -              -        (30,549)
  Disposals of property and equipment                        -          1,752           602              -          2,354
  Proceeds from sale of assets                               -        135,500             -              -        135,500
  Other                                                 (1,004)             -             -              -         (1,004)
                                                        ------         ------          ------       ------         ------
  Net cash provided (used) by investing activities      (6,358)       112,057           602              -        106,301
                                                        ------        -------           ---         ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                          (260,101)             -             -              -       (260,101)
  Proceeds from long-term debt                          15,000              -             -              -         15,000
  Intercompany                                         306,686       (244,649)       (4,955)             -         57,082
  Debt related costs                                    (2,754)             -             -              -         (2,754)
                                                        ------         ------        ------         ------         ------
  Net cash provided (used) by investing activities      58,831       (244,649)       (4,955)             -       (190,773)
                                                        ------       --------        ------         ------       --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            3,885            874         4,958              -          9,717

CASH AND CASH EQUIVALENTS:
  Beginning of period                                        -          4,970         1,392              -          6,362
                                                         -----          -----         -----          -----          -----
  End of period                                     $    3,885      $   5,844      $  6,350       $      -      $  16,079
                                                       =======        =======       =======        =======       ========


                             Emmis Operating Company
                      Condensed Consolidating Balance Sheet
                             As of February 28, 2002

                                                                                            Eliminations
                                                   Parent                     Subsidiary        and
                                                  Company       Subsidiary       Non-      Consolidating
                                                    Only        Guarantors    Guarantors      Entries      Consolidated
                                                    ----        ----------    ----------      -------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $         -    $     4,970      $  1,392   $          -    $     6,362
  Accounts receivable, net                                  -         91,244         3,996              -         95,240
  Prepaid expenses                                        612         14,049           186              -         14,847
  Income tax refund receivable                              -              -             -              -              -
  Other                                                   271         23,312            74              -         23,657
  Assets held for sale                                      -        123,416             -              -        123,416
                                                       ------         ------           ---         ------         ------
    Total current assets                                  883        256,991         5,648              -        263,522

  Property and equipment, net                          35,957        192,690         2,492              -        231,139
  Intangible assets, net                                5,637      1,933,846        13,848              -      1,953,331
  Investment in affiliates                          2,274,321              -             -     (2,274,321)             -
  Other assets, net                                    43,428         12,655           527         (5,463)        51,147
                                                       ------         ------           ---         ------         ------
    Total assets                                  $ 2,360,226    $ 2,396,182      $ 22,515   $ (2,279,784)   $ 2,499,139
                                                  ===========    ===========      ========   ============    ===========

CURRENT LIABILITIES:
  Accounts payable                                $    15,646    $    18,373      $  4,976   $          -    $    38,995
  Current maturities of other long-term debt               34             10        10,722         (2,833)         7,933
  Current portion of TV program rights payable              -         27,507             -              -         27,507
  Accrued salaries and commissions                        214          7,363           275              -          7,852
  Accrued interest                                     14,047              -            21              -         14,068
  Deferred revenue                                          -         16,392             -              -         16,392
  Other                                                 2,813          3,595             -              -          6,408
  Credit facility debt to be repaid with assets held
     for sale                                         135,000              -             -              -        135,000
  Liabilities associated with assets held for sale          -             63             -              -             63
                                                      -------         ------        ------         ------        -------
    Total current liabilities                         167,754         73,303        15,994         (2,833)       254,218

Long-term debt, net of current maturities           1,117,000              -             -              -      1,117,000
Other long-term debt, net of current maturities            41            366         9,172         (2,630)         6,949
TV program rights payable, net of current portion           -         40,551             -              -         40,551
Other noncurrent liabilities                           21,976          4,403           587              -         26,966
Deferred income taxes                                 108,988              -             -              -        108,988
                                                      -------         ------        ------         ------        -------

    Total liabilities                               1,415,759        118,623        25,753         (5,463)     1,554,672

SHAREHOLDER'S EQUITY:
  Common stock                                      1,027,221              -             -              -      1,027,221
  Additional paid-in capital                            8,108              -         4,393         (4,393)         8,108
  Subsidiary investment                                     -      1,888,538        20,650     (1,909,188)             -
  Retained earnings/(accumulated deficit)             (78,477)       389,021       (21,380)      (367,641)       (78,477)
  Accumulated other comprehensive loss                (12,385)             -        (6,901)         6,901        (12,385)
                                                      -------       -------         ------          -----        -------
    Total shareholder's equity                        944,467      2,277,559        (3,238)    (2,274,321)       944,467
                                                      -------      ---------        ------     ----------        -------
    Total liabilities and shareholder's equity    $ 2,360,226    $ 2,396,182      $ 22,515   $ (2,279,784)   $ 2,499,139
                                                  ===========    ===========      ========   ============    ===========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 2002


                                                                                             Eliminations
                                                  Parent                       Subsidiary        and
                                                  Company       Subsidiary        Non-      Consolidating
                                                   Only         Guarantors     Guarantors      Entries     Consolidated
                                                   ----         ----------     ----------      -------     ------------

Net revenues                                     $ 1,695       $ 521,429      $ 16,698      $        -     $  539,822
Operating expenses:
     Station operating expenses,
         excluding noncash compensation            1,204         338,353        14,600               -        354,157
     Time brokerage fees                              -             479             -                -            479
     Corporate expenses, excluding
         noncash compensation                     20,283               -             -               -         20,283
     Noncash compensation                            817           8,278             -               -          9,095
     Depreciation and amortization                 4,752          91,979         3,527               -        100,258
     Impairment loss and other                         -          10,672             -               -         10,672
     Restructuring fees and other                    768               -             -               -            768
                                                  ------         -------        ------          ------        -------
          Total operating expenses                27,824         449,761        18,127               -        495,712
                                                  ------         -------        ------          ------        -------
Operating income (loss)                          (26,129)         71,668        (1,429)              -         44,110
                                                 -------          ------        ------           ------        ------
Other income (expense)
     Interest expense                           (102,109)           (285)       (2,324)            616       (104,102)
     Loss from unconsolidated affiliates          (4,232)           (771)            -               -         (5,003)
     Other income (expense), net                   1,403            (466)         (756)            179            360
                                                   -----            ----          ----             ---            ---
          Total other income (expense)          (104,938)         (1,522)       (3,080)            795       (108,745)
                                                --------          ------        ------             ---       --------

Income (loss) before income taxes,
    extraordinary loss and accounting
    change                                      (131,067)         70,146        (4,509)            795        (64,635)

Provision (benefit) for income taxes             (44,488)         26,655             -               -        (17,833)
                                                 -------          ------        ------          ------        -------

Income (loss) before extraordinary loss
    and accounting change                        (86,579)         43,491        (4,509)           795        (46,802)
Extraordinary loss, net of tax                    (1,084)              -             -              -         (1,084)
Equity in earnings (loss) of subsidiaries         39,777               -             -        (39,777)             -
                                                  ------          ------        ------        -------         ------
Net income (loss)                              $ (47,886)       $ 43,491      $ (4,509)     $ (38,982)     $ (47,886)
                                                =========        ========      ========      =========      =========


                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 2002

                                                                                               Eliminations
                                                      Parent                      Subsidiary        and
                                                      Company      Subsidiary        Non-      Consolidating
                                                       Only        Guarantors     Guarantors      Entries      Consolidated
                                                       ----        ----------     ----------      -------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (47,886)      $ 43,491      $ (4,509)     $ (38,982)      $(47,886)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Extraordinary item                                 1,084              -             -              -          1,084
      Depreciation and amortization                     10,226        110,582         3,527              -        124,335
      Provision for bad debts                               -          4,005             -               -          4,005
      Provision (benefit) for deferred income taxes    (17,833)             -             -              -        (17,833)
      Noncash compensation                                 817          8,278             -              -          9,095
      Equity in earnings of subsidiaries               (39,777)             -             -         39,777              -
      Gain on sale of assets                                 -          9,063             -              -          9,063
      Other                                                795            375        (6,303)          (795)        (5,928)
  Changes in assets and liabilities -
      Accounts receivable                                    -         (3,649)        1,531              -         (2,118)
      Prepaid expenses and other current assets          3,082          1,202           843              -          5,127
      Other assets                                       2,057         (9,364)        1,355              -         (5,952)
      Accounts payable and accrued liabilities           5,035         (6,965)         (779)             -         (2,709)
      Deferred liabilities                                   -           (963)            -              -           (963)
      Other liabilities                                 24,482        (15,553)      (10,856)             -         (1,927)
                                                        ------        -------       -------        -------         ------
      Net cash provided (used) by investing activities (57,918)       140,502       (15,191)             -         67,393
                                                        ------        -------       -------        -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (2,252)       (29,018)        1,135              -        (30,135)
  Disposals of property and equipment                        -          1,719             -              -          1,719
  Cash paid for acquisitions                                 -       (140,746)            -              -       (140,746)
  Other                                                 (5,943)             -             -              -         (5,943)
                                                        ------         ------        ------           -----        ------
  Net cash provided (used) by investing activities      (8,195)      (168,045)        1,135              -       (175,105)
                                                        ------       --------         -----           -----      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                          (133,000)             -             -              -       (133,000)
  Proceeds from long-term debt                           5,000              -             -              -          5,000
  Intercompany                                         143,532         28,495        14,742              -        186,769
  Debt related costs                                    (4,594)             -             -              -         (4,594)
                                                        ------         ------        ------         ------         ------
  Net cash provided (used) by investing activities      10,938         28,495        14,742              -         54,175
                                                        ------         ------        ------         ------         ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (55,175)           952           686              -        (53,537)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   55,175          4,018           706              -         59,899
                                                        ------          -----           ---          -----         ------

  End of period                                        $     -       $  4,970       $ 1,392        $     -       $  6,362
                                                        =======       =======       =======        =======        =======



                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 2001

                                                                                          Eliminations
                                                    Parent                   Subsidiary        and
                                                   Company      Subsidiary      Non-      Consolidating
                                                     Only       Guarantors   Guarantors      Entries     Consolidated
                                                     ----       ----------   ----------      -------     ------------

Net revenues                                          $ 1,876     $ 456,891      $ 14,578     $       -      $ 473,345
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                 1,692       284,136        13,304             -        299,132
     Time brokerage fees                                    -         7,344             -             -          7,344
     Corporate expenses, excluding
          noncash compensation                         17,601             -             -             -         17,601
     Noncash compensation                               1,015         4,385             -             -          5,400
     Depreciation and amortization                      4,028        66,527         3,463             -         74,018
     Restructuring fees and other                       2,057         2,000             -             -          4,057
                                                     --------      --------      --------     ---------       --------
          Total operating expenses                     26,393       364,392        16,767             -        407,552
                                                     --------      --------      --------     ---------       --------
Operating income (loss)                               (24,517)       92,499        (2,189)            -         65,793
                                                     --------      --------      --------     ---------       --------
Other income (expense)
     Interest expense                                 (69,608)         (297)       (3,221)          682        (72,444)
     Loss from unconsolidated affiliates               (1,360)            -             -             -         (1,360)
     Other income (expense), net                       13,332        26,977          (354)         (558)        39,397
                                                     --------      --------      --------     ---------       --------
          Total other income (expense)                (57,636)       26,680        (3,575)          124        (34,407)
                                                     --------      --------      --------     ---------       --------

Income (loss) before income taxes,
    extraordinary loss and accounting change          (82,153)      119,179        (5,764)          124         31,386

Provision (benefit) for income taxes                  (27,638)       45,288             -             -         17,650
                                                     --------      --------      --------     ---------       --------
Income (loss) before extraordinary loss
    and accounting change                             (54,515)       73,891        (5,764)          124         13,736
Equity in earnings (loss) of subsidiaries              68,251             -             -       (68,251)             -
                                                     --------      --------      --------     ---------       --------
Net income (loss)                                    $ 13,736      $ 73,891      $ (5,764)    $ (68,127)      $ 13,736
                                                     ========      ========      ========     =========       ========


                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 2001



                                                                                              Eliminations
                                                     Parent                      Subsidiary        and
                                                     Company      Subsidiary        Non-      Consolidating
                                                      Only        Guarantors     Guarantors      Entries     Consolidated
                                                      ----        ----------     ----------      -------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $ 13,736       $ 73,891      $ (5,764)     $ (68,127)      $ 13,736
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Depreciation and amortization                      9,758         81,233         3,463              -         94,454
      Provision for bad debts                                -          3,713             -              -          3,713
      Provision (benefit) for deferred income taxes     15,810              -             -              -         15,810
      Noncash compensation                               1,015          4,385             -              -          5,400
      Equity in earnings of subsidiaries               (68,251)             -             -         68,251              -
      Gain on exchange of assets                             -        (22,000)            -              -        (22,000)
      Other                                                379            348           861           (124)         1,464
  Changes in assets and liabilities -
      Accounts receivable                                    -         (7,114)       (2,202)             -         (9,316)
      Prepaid expenses and other current assets        (12,716)       (11,527)         (384)             -        (24,627)
      Other assets                                      10,435          1,216           448              -         12,099
      Accounts payable and accrued liabilities           9,070          5,493           778              -         15,341
      Deferred liabilities                                   -            569             -              -            569
      Other liabilities                                   (220)       (23,096)        3,544              -        (19,772)
                                                          ----        -------         -----           ----        -------
      Net cash provided (used) by investing activities (20,984)       107,111           744              -         86,871
                                                         -----        -------         -----           ----        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (3,683)       (22,323)         (219)             -        (26,225)
  Cash paid for acquisitions                                 -     (1,060,681)            -              -     (1,060,681)
  Other                                                (23,849)             -             -              -        (23,849)
                                                        ------        -------         -----           ----        -------

  Net cash provided (used) by investing activities     (27,532)    (1,083,004)         (219)             -     (1,110,755)
                                                       -------     ----------          ----           ----     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                        (1,048,388)             -        (3,161)             -     (1,051,549)
  Proceeds from long-term debt                       2,128,388              -             -              -      2,128,388
  Intercompany                                        (955,662)       977,347       (11,016)             -         10,669
  Debt related costs                                   (21,095)             -             -              -        (21,095)
                                                       -------           ----          ----           ----      ---------
  Net cash provided (used) by investing activities     103,243        977,347       (14,177)             -      1,066,413
                                                       -------        -------       -------           ----      ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           54,727          1,454       (13,652)             -         42,529

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      448          2,564        14,358              -         17,370
                                                           ---          -----        ------           ----         ------

  End of period                                       $ 55,175       $  4,018      $    706      $       -       $ 59,899
                                                      ========        =======         =====          =====       ========


14. SUBSEQUENT EVENTS

     Effective March 1, 2003, Emmis completed its acquisition of substantially all of the assets of television station WBPG-TV in Mobile, AL-Pensacola, FL from Pegasus Communications Corporation for approximately $11.5 million. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase.

     Emmis has agreed to acquire, for a purchase price of $105.2 million, a controlling interest of 50.1% in LBJS Broadcasting Company, L.P. LBJS owns radio stations KLBJ-AM, KLBJ-FM, KXMG-FM, KROX-FM and KGSR-FM, all in the Austin, Texas metropolitan area. The remaining 49.9% interest in LBJS will be held by Sinclair Telecable, Inc. which will contribute to LBJS a sixth Austin radio station, KEYI-FM. We expect this acquisition to close in the second quarter of our fiscal 2004. We will finance the acquisition through borrowings under the credit facility and the acquisition will be accounted for as a purchase. We need an amendment under our credit facility for the acquisition, which we expect to obtain prior to closing. In addition, Emmis will have the option, but not the obligation, to purchase Sinclair's entire interest in LBJS after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.


15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     EMMIS


                                                                                     Quarter Ended
                                                                       -----------------------------------------
                                                                                                                            Full
                                                                       May 31      Aug. 31    Nov. 30     Feb. 28           Year
                                                                       ------      -------    -------     -------           ----
Year ended February 28, 2003
     Net revenues                                                    $ 136,806    $ 143,222  $ 155,544   $ 126,791      $ 562,363
     Operating income (loss)                                            29,229       35,843     44,984      15,799        125,855
     Net income (loss) before extraordinary item
         and accounting change                                           4,166        4,221     10,814      (5,152)        14,049
     Net income (loss) available to common shareholders               (167,820)      (6,802)     8,568      (7,398)      (173,452)
     Basic earnings per common share:
         Before extraordinary item and accounting change                $ 0.04       $ 0.04     $ 0.16     $ (0.14)        $ 0.10
         Net income (loss) available to common shareholders            $ (3.28)     $ (0.13)    $ 0.16     $ (0.14)       $ (3.27)
     Diluted earnings per common share:
         Before extraordinary item and accounting change                $ 0.04       $ 0.04     $ 0.16     $ (0.14)        $ 0.10
         Net income (loss) available to common shareholders            $ (3.28)     $ (0.13)    $ 0.16     $ (0.14)       $ (3.27)

Year ended February 28, 2002
     Net revenues                                                    $ 138,253    $ 144,647  $ 138,289   $ 118,633      $ 539,822
     Operating income (loss)                                            15,399       25,691     16,824     (13,804)        44,110
     Net income (loss) before extraordinary item
         and accounting change                                         (13,477)      (6,070)   (11,698)    (31,779)       (63,024)
     Net income (loss) available to common shareholders                (15,723)      (9,400)   (13,944)    (34,025)       (73,092)
     Basic earnings per common share:
         Before extraordinary item and accounting change               $ (0.33)     $ (0.18)   $ (0.29)    $ (0.72)       $ (1.52)
         Net income (loss) available to common shareholders            $ (0.33)     $ (0.20)   $ (0.29)    $ (0.72)       $ (1.54)
     Diluted earnings per common share:
         Before extraordinary item and accounting change               $ (0.33)     $ (0.18)   $ (0.29)    $ (0.72)       $ (1.52)
         Net income (loss) available to common shareholders            $ (0.33)     $ (0.20)   $ (0.29)    $ (0.72)       $ (1.54)

     EOC
                                                                                    Quarter Ended
                                                                       -----------------------------------------
                                                                                                                              Full
                                                                       May 31      Aug. 31    Nov. 30        Feb. 28          Year
                                                                       ------      -------    ------        -------           ----
Year ended February 28, 2003
     Net revenues                                                    $ 136,806    $ 143,222    $ 155,544   $ 126,791      $ 562,363
     Operating income (loss)                                            29,229       35,843       44,984      15,799        125,855
     Net income (loss) before extraordinary item
         and accounting change                                           9,231        8,535       14,772      (1,814)        30,724
     Net income (loss)                                                (160,509)       7,986       14,772      (1,814)      (139,565)

Year ended February 28, 2002
     Net revenues                                                    $ 138,253    $ 144,647    $ 138,289   $ 118,633      $ 539,822
     Operating income (loss)                                            15,399       25,691       16,824     (13,804)        44,110
     Net income (loss) before extraordinary item
         and accounting change                                         (10,862)      (2,079)      (7,268)    (26,593)       (46,802)
     Net income (loss)                                                 (10,862)      (3,163)      (7,268)    (26,593)       (47,886)


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 28, 2003 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. We have also audited the accompanying consolidated balance sheet of Emmis Operating Company, (a wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of February 28, 2003 and the related consolidated statement of operations, changes in shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of February 28, 2002 and for the two years in the period ended February 28, 2002, were audited by other auditors who have ceased operations and whose report dated May 2, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the adoption of SFAS No. 133 as discussed in Note 1 to the consolidated financial statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Communications Corporation and Subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States and the financial position of Emmis Operating Company and Subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 7 to the consolidated financial statements, effective March 1, 2002, the Companies changed the manner in which they account for goodwill and indefinite lived intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

     As discussed above, the financial statements of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of February 28, 2002, and for each of the two years in the period ended February 28, 2002, were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Our audit procedures with respect to the disclosures in Note 7 with respect to fiscal 2002 and 2001 included (a) agreeing the previously reported net income
(loss) to the previously issued financial statements, (b) agreeing the amortization expense and associated tax benefit recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of applying SFAS No. 142 to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2002 and 2001 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2002 and 2001 financial statements of the Companies other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana,
April 11, 2003.

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.



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


/s/   ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
May 2, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 13, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors and named Ernst & Young LLP as our new independent auditors in accordance with a recommendation of the Audit Committee of our Board of Directors. Arthur Andersen previously audited our consolidated financial statements for the years ended February 28, 2001 and 2002. The reports of Arthur Andersen on our consolidated financial statements for the years ended February 28, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the section entitled "Proposal No. 1: Election of Directors" in the Emmis 2003 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Emmis 2003 Proxy Statement. All directors of ECC are also directors of EOC.

     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors. All such persons are executive officers of both ECC and EOC.


                                                                          AGE AT         YEAR FIRST
                                                                       FEBRUARY 28,        ELECTED
           NAME                           POSITION                         2003            OFFICER
  ----------------------       ------------------------------         -------------    -------------
  Randall D. Bongarten         Television Division President                52              2000

  Richard F. Cummings          Radio Division President                     50              1984

  Michael Levitan              Senior Vice President - Human Resources      45              2002

  Gary Thoe                    Publishing Division President                46              1998


     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

     Randall D. Bongarten has been employed as President of Emmis Television since October 2000. He served as President of Emmis International from June 1998 to September 2002. Prior to June 1998, Mr. Bongarten had served as President of GAF Broadcasting and as Executive Vice President of Operations for Emmis Radio Division.

     Richard F. Cummings was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President--Programming in 1988 and became Radio Division President in December 2001.

     Michael Levitan has been employed as Senior Vice President - Human Resources since September 2002, but he has served as a human resources consultant to Emmis since 2000. Prior to joining Emmis, Mr. Levitan served as Director of Human Resources for Apple Computer and as Executive Director of Organizational Effectiveness and Assistant to the President of Cummins Engine.

     Gary Thoe has been employed as President of Emmis Publishing since February 1998. Prior to February 1998, Mr. Thoe served as President and part owner of Mayhill Publications, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Emmis 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item with respect to ECC is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" in the Emmis 2003 Proxy Statement. ECC is the only holder of the common stock of EOC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Emmis 2003 Proxy Statement.


ITEM 14. CONTROLS AND PROCEDURES


Quarterly Evaluation of the Companies' Disclosure Controls


Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").


CEO and CFO Certifications


Immediately following the Signatures section of this Annual Report, there are two separate forms of "Certifications" of the CEO and the CFO for each of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries. The first form of Certification (the "Rule 13a-14 Certification") is required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.


Disclosure Controls


Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.


Limitations on the Effectiveness of Controls


The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Scope of the Controls Evaluation


The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.


Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company's internal controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors, and report on related matters in this section of the Annual Report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.


From the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Conclusion


Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

                                     PART IV

ITEM 15. EXHIBITS, FIANANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

     The financial statements filed as a part of this report are set forth under
Item 8.

Fianancial Statement Schedules

     No financial statement schedules are required to be filed with this report.

Reports on Form 8-K

     On January 13, 2003, the company filed a Form 8-K, reporting an Item 5 Other Event regarding its press release announcing operating results for its quarter ended November 30, 2002

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1 Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to Emmis' Annual Report on Form 10-K/A for the fiscal year ended February 29, 2000, and an amendment thereto relating to certain 12.5% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company's current report on Form 8-K filed December 13, 2001.

3.2  Amended  and   Restated   Bylaws  of  Emmis   Communications   Corporation,
     incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q for the quarter ended November 30, 2002.

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

4.3 Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218, the "1994 Registration Statement".

10.1 Emmis Operating Company Profit Sharing Plan, as amended, effective March 1, 1997.++ *

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

10.7 Emmis Communications Corporation 2001 Equity Incentive Plan, incorporated by reference from the Company's proxy statement dated May 25, 2001.++

10.8 Emmis   Communications   Corporation   2002   Equity   Compensation   Plan,
     incorporated by reference from the Company's proxy statement dated May 30, 2002.++

10.9 Employment Agreement dated as of March 1, 1994, by and between Emmis Broadcasting Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1994 and amendment to Employment Agreement, effective March 1, 1999, between the Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.2 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.++

10.10Fourth Amended and Restated  Revolving Credit and Term Loan Agreement,  and
     First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibits 10.1 and 10.2, respectively, to Emmis' Form 8-K filed on April 12, 2001.

10.11Second  Amendment to Fourth Amended and Restated  Revolving Credit and Term
     Loan Agreement, incorporated by reference from Exhibit 10.10 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

10.12Third  Amendment to Fourth Amended and Restated  Revolving  Credit and Term
     Loan Agreement, incorporated by reference from Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

10.13Fourth  Amendment to Fourth Amended and Restated  Revolving Credit and Term
     Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2002.

10.14Asset Purchase Agreement, dated as of February 12, 2002, by and among Entercom Communications Corporation and Emmis Communications Corporation incorporated by reference from Exhibit 10.13 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (the "2002 10-K").

10.15Asset Purchase Agreement, dated as of February 12, 2002, by and among Entravision Communications Corporation and Emmis Communications Corporation incorporated by reference from Exhibit 10.14 to the 2002 10-K.

10.16Purchase  and Sale  Agreement,  dated as of May 7,  2000,  by and among Lee
     Enterprises, Incorporated, New Mexico Broadcasting Co. and Emmis Communications Corporation, incorporated by reference from Exhibit 2.1 to Emmis' Form 8-K filed on October 16, 2000.

10.17Option  Agreement,  dated as of June 5,  2000,  by and among  Hearst-Argyle
     Properties, Inc. and Emmis Communications Corporation incorporated by reference from Exhibit 10.16 to the 2002 10-K.

10.18Asset Purchase Agreement,  dated as of June 21, 2000, by and among Sinclair
     Radio of St. Louis, Inc., Sinclair Radio of St. Louis Licensee, LLC and Emmis Communications Corporation, incorporated by reference from Exhibit
     2.2 to Emmis' Form 8-K filed on October 16, 2000.

10.19Asset  Exchange  Agreement,  dated as of  October 6,  2000,  between  Emmis
     Communications Corporation, Emmis 106.5 FM Broadcasting Corporation of St. Louis and Emmis 106.5 FM License Corporation of St. Louis, and Bonneville International Corporation and Bonneville Holding Company, incorporated by reference from Exhibit 2.3 to Emmis' Form 8-K filed on October 16, 2000.

10.20Asset  Purchase  Agreement,  dated as of June 19, 2000,  by and among Emmis
     Communications Corporation, AMFM Houston, Inc., AMFM Ohio, Inc. and AMFM Radio Licenses, LLC, incorporated by reference from Exhibit 10.2 to Emmis' Form 8-K filed on October 16, 2000.

10.21Employment  Agreement  dated as of  March 1,  2002,  by and  between  Emmis
     Operating Company and Richard Cummings.* ++

10.22Employment  Agreement  dated as of September 9, 2002,  by and between Emmis
     Operating Company and Michael Levitan.* ++

10.23Employment  Agreement  dated as of  March 1,  2003,  by and  between  Emmis
     Operating Company and Gary A. Thoe.* ++

10.24Employment  Agreement  dated as of  March 1,  2002,  by and  between  Emmis
     Operating Company and Walter Z. Berger.* ++

16.1 Arthur Andersen LLP letter to the SEC dated June 20, 2002, incorporated by reference to the Company's Current Report on Form 8-K/A filed June 20, 2002.

21.1 Subsidiaries of Emmis.*

23.1 Consent of Accountants.*

24.1 Powers of Attorney.*

99.1 Certification  of CEO of Emmis  Communications  Corporation  pursuant to 18
     U.S.C.   Section  1350,   as  adopted   pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.*

99.2 Certification  of CFO of Emmis  Communications  Corporation  pursuant to 18
     U.S.C.   Section  1350,   as  adopted   pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.*

99.3 Certification  of CEO of Emmis  Operating  Company  pursuant  to 18  U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.4 Certification  of CFO of Emmis  Operating  Company  pursuant  to 18  U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------
*   Filed with this report.
++  Management contract or compensatory plan or arrangement.

Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EMMIS COMMUNICATIONS CORPORATION




Date:      May 9, 2003                   By:  /s/ Jeffrey H. Smulyan
                                              -----------------------
                                                Jeffrey H. Smulyan
                                                Chairman of the Board



Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    EMMIS OPERATING COMPANY




Date:             May 9, 2003                      By:  /s/ Jeffrey H. Smulyan
                                                        -----------------------
                                                          Jeffrey H. Smulyan
                                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, these reports have been signed below by the following persons on behalf of the registrants and on the dates indicated.

                    SIGNATURE                                         TITLE

Date: May 9, 2003  /s/ Jeffrey H. Smulyan   President, Chairman of the Board and
                   ----------------------
                   Jeffrey H. Smulyan       Director-Principal Executive Officer

Date: May 9, 2003  /s/ Walter Z. Berger     Executive Vice President, Treasurer,
                   --------------------
                   Walter Z. Berger         Chief Financial Officer and Director
                                            -Principal Accounting Officer

Date: May 9, 2003  Susan B. Bayh*           Director
                   -------------
                   Susan B. Bayh

Date: May 9, 2003  Gary L. Kaseff*          Executive Vice President, General
                   --------------
                   Gary L. Kaseff           Counsel and Director

Date: May 9, 2003  Richard A. Leventhal*    Director
                   --------------------
                   Richard A. Leventhal

Date: May 9, 2003  Peter A. Lund*           Director
                   -------------
                   Peter A. Lund

Date: May 9, 2003  Greg A. Nathanson*       Director
                   -----------------
                   Greg A. Nathanson

Date: May 9, 2003  Frank V. Sica*           Director
                   -------------
                   Frank V. Sica

Date: May 9, 2003  Lawrence B. Sorrel*      Director
                   ------------------
                   Lawrence B. Sorrel


*By:         /s/  J. Scott Enright
             J. Scott Enright
             Attorney-in-Fact

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Jeffrey H. Smulyan, certify that:

1. I have reviewed this annual report on Form 10-K of Emmis Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

                                   /s/ JEFFREY H. SMULYAN
                                   Jeffrey H. Smulyan
                                   Chairman of the Board, President and
                                   Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1. I have reviewed this annual report on Form 10-K of Emmis Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

                                        /s/ WALTER Z. BERGER
                                        Walter Z. Berger
                                        Executive Vice President, Treasurer
                                        and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jeffrey H. Smulyan, certify that:

1.   I have reviewed this annual report on Form 10-K of Emmis Operating Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

                                        /s/ JEFFREY H. SMULYAN
                                        Jeffrey H. Smulyan
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1.   I have reviewed this annual report on Form 10-K of Emmis Operating Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

                              /s/ WALTER Z. BERGER
                              Walter Z. Berger
                              Executive Vice President, Treasurer
                              and Chief Financial Officer